Form 10KSB40
period 1999-12-31
INTERNET MULTI-MEDIA CORP
filed 2000-04-14
CIK 1104467

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 1999

                         Commission File Number 0-29292

                        INTERNET MULTI-MEDIA CORPORATION
                        --------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

           Nevada                                             87-0431096
----------------------------                         --------------------------
(State or other jurisdiction                         (IRS Employer File Number)
     of incorporation)

2533 North Carson Street, Suite 3358, Carson City, Nevada           89706
---------------------------------------------------------   -------------------
(Address of principal executive offices)                         (Zip Code)

                                 (702) 841-4779
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common stock, par value $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceding twelve months (or for such shorter perion that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ ] No [X]

 Indicate by check mark if disclosure of delinquent filers in Response to Item
  405 of Regulation S-B is not contained in this form, and np disclosure will becontained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

  As of March 7, 2000, 25,390,747 shares of the Registrant's common stockwere outstanding. For the period ended December 31, 1999 Registrant had zero revenue. As of December 31, 1999 the estimated market value of registrant's common stock was $6,500,000.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                    Documents incorporated by reference: None

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

         Internet Multi-Media Corporation (the "Company" or the "Registrant") is a Nevada Corporation. The principal business address is 2533 North Carson Street, Suite 3358, Carson City, Nevada, 89706. It's telephone number is (702) 841-4779.

         The Company was originally incorporated as Yellow Jacket Corp. under the laws of the State of Utah on November 25, 1985. Effective October 31, 1993 the Company merged with Waco Holding Company ("Waco") a newly formed Nevada Corporation. Waco was initially incorporated in Nevada as Yellow Jacket Corp. but changed its name to Waco. At the time of the Merger the only asset of Waco was an option to purchase certain rights to a mining concession in Mexico known as the Santa Rita Mine. On October 31, 1994 the Company changed its name to Millenia Corporation.

         The Company entered into a Plan and Agreement of Merger dated March 17, 1998 with NN Acquisition Corp. and Naturally Niagara Beverage Corporation; which became effective June 1, 1998. The Company acquired the exclusive licence to produce and market various related spring water beverage products. On January 25, 2000 the Company changed its name to Internet Multi-Media Corporation.

         The Company is in the development stage because it has only just commenced planned principal operations in attempting to search for and develop or acquire a business opportunity. The Company is minimally capitalized. The Company has not engaged in any substantial business activity over a sustained period of time and thus cannot be said to have a successful operating history. The Company has not been subject to any bankruptcy, receivership or similar proceedings.

ACTIVITIES

         During 1999, the Company's business activities involved the search for investment opportunities in diverse industries.

RECENT DEVELOPMENT

         On February 24, 2000 the Company entered into a letter of of intent to acquire SMC Soundmusic.Com Corporation ("SMC"). This letter of intent is subject to certain terms and conditions, including, but not limited to :

         a) The execution of a formal share exchange agreement within 10 days (this 10 day limit was extended indefinately by all parties in order to obtain a valuation of SMC). This valuation should be complete by the end of April, 2000;

         b) To the issuance of an unknown amount of shares of the Company to the current owners of SMC and to a finder;

         c)       The payment of $200,000 to SMC; and

         d) The appointment of a majority of directors of the Company by SMC.

         SMC is an online music and advertising company in the development stage, specializing in the promotion and distribution of music using music compression technology, including MP3. SMC is currently in discussions with several artists to be represented on the site on a non-exclusive basis. The site can be found on the internet at www.soundmusic.com. SCM is newly organized and has not yet achieved a profitable level of operations.

REGULATION AND TAXATION

         Any securities that the Company issues in exchange for the stock of a target acquisition will be "restricted securities" within the meaning of the Securities Act of 1933 (the "1933 Act"). If the target shareholders desired to resell these restricted shares, they could not do so unless a registration statement covering these shares has been declared effective by the SEC or an exemption from registration, such as Rule 144, is available. In some circumstances, however, as a negotiated element of an acquisition, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. Securities registration is an expensive and time-consuming process.

         The Investment Company Act of 1940 defines an "investment company" as an issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains and continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood that the Company could be classified as an "investment company".

         The Company intends to structure a merger or acquisition in such a manner as to minimize federal and state tax consequences to the Company and to any target company.

COMPETITION

         The Company is an insignificant participant among firms that engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at a significant competitive disadvantage vis-a-vis the Company's competitors.



EMPLOYEES

         The Company's presently does not have any employees, although its President and sole officer, Michael Waldkirch, served in 1999 as CFO, Secretary and Vice-President on an "as needed" basis. The Company plans to hire employees in the future but has formulated no definite plans at this point.

ITEM 2.  PROPERTIES

         The Company maintains its corporate office at 2533 North Carson Street, Suite 3358, in Carson City, Nevada. The lease for these offices is $2,700 per annum. The Company also has a working arrangement with Mr. Waldkirch, its sole officer, to use office space, telephone and secretarial services on a gratis basis.



ITEM 3.  LEGAL PROCEEDINGS

         No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters weremitted to a vote of security holders in 1999.



ITEM 5.  MARKET COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's shares of Common Stock are currently traded on the NASDAQ Bulletin Board under the symbol IIMC. During 1999 and until February 8, 2000, the Company traded under the symbols MNIA and MNIAE.OB.

         The reported high and low bid prices for the Common Stock are shown below for each quarter during the last two complete fiscal years. The figures for 1998 are incomplete since the was not an active trading market for the Company's Common Shares and only random bids and offers were listed. The quotations reflect inter-dealer prices and do not reflect retail mark-ups, mark-downs or commissions. These prices may not reflect actual sales. These figures are from the Bloomberg Professional site.

Period                   High         Low
---------------------------------------------
1998

First Quarter          (Unknown)    (Unknown)

Second Quarter         (Unknown)    (Unknown)

Third Quarter          (Unknown)    0.47

Fourth Quarter         0.75         0.11

1999

First Quarter          0.27         0.05

Second Quarter         0.69         0.09

Third Quarter          0.20         0.04

Fourth Quarter         0.40         0.04

         As of March 7, 2000, there were 1,020 stockholders of record.

         No dividends have been declared on the Company's stock. Nor does the Company foresee any dividends being declared in the near future since the Company has had no earnings to date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Certain statements under this Item and elsewhere in this Form 10-KSB and in the the exhibits to this Form 10-KSB are not historical facts but constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to: statements relating to potential growth or to potential increases in revenues and net income through previous, potential or possible mergers; acquisitions; license agreements; share exchanges; and joint ventures. These statements often can be identified by the use of terms such as "may", "will", "expect", "anticipate", "estimate", "should", "could", "plans", "believes", "potential", or "continuing", or the negative of these terms. Such forward-looking statements speak only as of the date made and may involve both known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, achievements or events. Moreover, neither the Company nor any other person assumes responsibility for the accuracy or completeness of such statements. The Company disclaims any responsibility to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PLAN OF OPERATION - GENERAL

         The Company continues to seek other business opportunities in addition to the anticipated acquisition of SMC. At this time, the company has no other plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. With the exception of SMC, no promoter of the Company has entered into any material contracts with any other company with respect to any acquisition of that Company. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion for the proposed business under this caption and throughout this document is purposefully general and is not meant to be restrictive of the company's virtually unlimited discretion to search for and enter into potential business opportunities.

         The Company intends to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. There can be no assurance that the Company will be able to raise any funds in private placement. In any private placement, management may purchase shares on the same terms as offered in the private placement. (See "Item 9, Directors, Executive Officers, Promoters and Control Persons").

         The Company may seek a business opportunity with a firm that only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or an established company seeking a public vehicle. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various business or purchase existing businesses as subsidiaries.

         The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statues)for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

         As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction rateably down to 1% in a $4,000,000 transaction. Management had adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company and if securities counsel to the Company determines that the payment of any such finder's fee is not in violation of federal or state securities law.

         The Company has not formulated any policy regarding the use of consultants or outside advisors, but does not anticipate that it will use the services of such persons.

         The Company has, and will continue to have, insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents. However, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

         The Company does not intend to make any loans to any prospective merger or acquisition candidates or unaffiliated third parties.

SOURCES OF OPPORTUNITY

         The Company anticipates that business opportunities for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, member of the financial community, and others who may present unsolicited proposals. The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contracts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

         The sole officer and director of the Company is currently employed in other positions and will devote only a portion of his time to the business affairs of the Company, until such time as an acquisition has been determined to be highly favorable, at which time he expects to spend full time in investigating and closing any acquisition. In addition, in the face of competing demands for his time, the sole officer and director may grant priority to his full-time positions rather than to the Company.

EVALUATION OF OPPORTUNITY

         The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities that may be brought to its attention through present associations with management.

         In analyzing prospective business opportunities, management will consider such matters as the available technical, financing and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of each Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

         It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation. There is a risk even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies that may not succeed. The Company and, therefore, its shareholders will assume such risks.

         The Company will not restrict its search for any specific kind of business, but may acquire a venture that is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

ACQUISITION OF OPPORTUNITIES

         In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders off the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

         It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and State securities laws. In some circumstances, however, as negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into a trading market in the Company's Common Stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax-free treatment under the code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including past and current investors, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

         As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

         With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company that target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event that the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders, including past and current investors.

         The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products that may be acquired. Accordingly, following the acquisition of any such product, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

         The principal criteria for evaluating acquisitions which the Company may engage in will be the amount of investment required by the Company, the degree of risk to the Company, the potential return on investment to the Company, the Company's expertise in each situation and the expertise and reliability of the acquiree in any such situation.

         It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision were made not to participate in a specific business opportunity the costs therefore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the Company of the related costs incurred.

         Management believes that the Company may be able to benefit from the use of "leverage" in the acquisition of a business opportunity. Leveraging a transaction involves the acquisition of a business through incurring significant indebtedness for a large percentage of the purchase price for that business. Through a leveraged transaction, the Company would be required to use less of its available funds for acquiring the business opportunity and, therefore, could commit those funds to the operations of the business opportunity, to acquisition of other business opportunities or to other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the business opportunity to be acquired. If the business opportunity acquired is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business opportunity, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquiring a business opportunity, may correspondingly increase the risk of loss to the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates because the investment in the business opportunity held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose or the impact thereof on the Company.

COMPETITION

         The Company is an insignificant participant among firms that engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at a significant competitive disadvantage vis-a-vis the Company's competitors.

EMPLOYEES

         The Company presently does not have any employees. The Company plans to hire employees in the future but has formulated no definite plans at this point.

LIQUIDITY AND CAPITAL RESOURCES

         As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this fiscal year.

         As of April 14, 2000, the date of this Form 10-KSB, there are no plans, proposals, arrangements, or understandings with respect to the sale or issuance of additional securities of the Company, other than the issuance of common stock to SMC and a finder, as described in Part I of this Form 10-KSB. The Company plans to examine the feasibility of a public offering to expand its operations. No definitive plans currently exist for a public offering at this time.

         Management feels that the Company has inadequate working capital to pursue most of its business opportunities other than to effect an acquisition with third parties. The Company's capital requirements for the foreseeable future will be supplied through internally generated profits, if any, and borrowings.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

                              MILLENIA CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999



                            MARVIN N. WINICK, B.SC.,
                              CHARTERED ACCOUNTANT

MARVIN N. WINICK, B.SC.,
 CHARTERED  ACCOUNTANT

--------------------------------------------------------------------------------
                                                                 16 JULIA STREET
                               THORNHILL, ONTARIO
                                     L3T4R9

                             TEL NO. (905) 731-0189
                             FAX NO. (905) 764-3049

                                AUDITOR'S REPORT

To the Shareholders of
Millenia Corporation

--------------------------------------------------------------------------------

I have audited the consolidated balance sheet of Millenia Corporation as at December 31, 1999 and the consolidated statements of operations, stockholders' equity, deficit and cash flows for the year then ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In my opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1999 and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles.


M. Winick


Thornhill, Ontario
April 7, 2000.

MILLENIA CORPORATION
CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 1999
--------------------------------------------------------------------------------


                                                      1999             1998
ASSETS

CURRENT
Cash                                                  $    890      $    890
Accounts receivable                                         --       309,173
--------------------------------------------------------------------------------

                                                           890       310,063

INVESTMENTS(NOTE 13)                                         1             1

OTHER
Goodwill                                                    --            --
--------------------------------------------------------------------------------


                                                      $    891      $310,064
--------------------------------------------------------------------------------

MILLENIA CORPORATION
CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 1999
--------------------------------------------------------------------------------

LIABILITIES

CURRENT
Accounts payable and accrued charges               $    81,039       $    96,039
Accounts payable - stockholder                           1,442             1,442
--------------------------------------------------------------------------------

                                                        82,481            97,481
--------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY

SHARE CAPITAL
Preferred Stock, $.001 par value, 10,000,000
shares authorized, Common Stock, $.001 par value,
100,000,000 shares authorized, 25,382,247 shares
issued(24,380,400 - December 31, 1998)                  19,210            18,208

Capital in excess of par value                       6,803,185         6,803,185

Discount on common stock                               (98,290)          (97,288)
--------------------------------------------------------------------------------

                                                     6,724,105         6,724,105

DEFICIT                                             (6,805,695)       (6,511,522)
--------------------------------------------------------------------------------

                                                       (81,590)          212,583
--------------------------------------------------------------------------------

                                                   $       891       $   310,064
--------------------------------------------------------------------------------

MILLENIA CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------


                                                       1999             1998

CASH FLOWS PROVIDED(USED) IN OPERATING
ACTIVITIES

Net loss for the year                                $(294,173)      $(2,758,858)
Items not involving a current outlay of cash
                     Deferred development costs             --         1,282,500
                     Writedown of investments               --           657,424
                     Goodwill                               --           332,500
--------------------------------------------------------------------------------

                                                      (294,173)         (486,434)

Net change in the following:
                     Accounts receivable               309,173          (309,173)
                     Accounts payable                  (15,000)           96,039
--------------------------------------------------------------------------------

                                                            --          (699,568)
--------------------------------------------------------------------------------


INVESTING ACTIVITIES
Acquisition of wholly owned subsidiary                      --           699,568
--------------------------------------------------------------------------------


CHANGE IN CASH DURING THE PERIOD                            --                --

CASH - BEGINNING OF PERIOD                                 890               890
--------------------------------------------------------------------------------

CASH - END OF PERIOD                                 $     890       $       890
--------------------------------------------------------------------------------

MILLENIA CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                                                      1999              1998

REVENUE                                            $        --       $   273,903

COST OF SALES                                               --           176,315
--------------------------------------------------------------------------------

GROSS MARGIN                                                --            97,588
--------------------------------------------------------------------------------

EXPENSES
Salaries                                                    --           275,000
Administrative expenses                                     --            89,307
Advertising and promotion                                   --            78,976
Professional fees                                           --            55,788
Telephone                                                   --            24,676
Office and general                                          --            17,138
Travel and entertainment                                    --            15,870
Transfer agent fees                                         --            12,173
Rent                                                        --            10,590
Insurance                                                   --             3,267
Bank charges                                                --             1,237
--------------------------------------------------------------------------------

                                                            --           584,022
--------------------------------------------------------------------------------

LOSS BEFORE UNUSUAL ITEMS                                   --          (486,434)
--------------------------------------------------------------------------------

UNUSUAL ITEMS
Write-off of deferred development costs                     --        (1,282,500)
Writedown of investments                              (309,173)         (657,424)
Reductions in accounts payable                          15,000                --
Write-off of goodwill                                       --          (332,500)
--------------------------------------------------------------------------------

                                                      (294,173)       (2,272,424)
--------------------------------------------------------------------------------

NET LOSS FOR THE YEAR                              $  (294,173)      $(2,758,858)
--------------------------------------------------------------------------------

MILLENIA CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FROM THE DATE OF INCEPTION (NOVEMBER 25, 1985)
TO DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                                               DISCOUNT ON
                                                                                CAPITAL IN       SALE OF
                                                   COMMON          STOCK        EXCESS OF         COMMON        ACCUMULATED
                                                   SHARES          AMOUNT       PAR VALUE         STOCK           DEFICIT
                                                 ----------       --------      ---------      -----------      -----------

Balance - November 25, 1985                              --       $     --      $      --       $      --       $      --

Net income - period ended January 31,
1986                                                     --             --             --              --              --
---------------------------------------------------------------------------------------------------------------------------

                                                         --             --             --              --              --

Issuance of shares to officers, directors,
and another person for cash                       5,400,000          5,400          9,600
Net loss - period ended September 30,
1986                                                     --             --             --              --          (4,000)
---------------------------------------------------------------------------------------------------------------------------

                                                  5,400,000          5,400          9,600              --          (4,000)

Net loss - period ended January 31, 1987                 --             --             --              --          (1,506)
---------------------------------------------------------------------------------------------------------------------------

                                                  5,400,000          5,400          9,600              --          (5,506)

Issuance of shares of common stock upon
completion of stock offering, March 1987         15,000,000         15,000        135,000              --              --
Stock offering costs                                     --             --        (22,807)             --              --
Net loss - period ended December 31,
1987                                                     --             --             --              --        (135,380)
---------------------------------------------------------------------------------------------------------------------------

                                                 20,400,000         20,400        121,793              --        (140,886)

Net loss - year ended December 31, 1988                  --             --             --              --          (1,007)
Net loss - year ended December 31, 1989                  --             --             --              --            (100)
Net loss - year ended December 31, 1990                  --             --             --              --            (100)
Net loss - year ended December 31, 1991                (100)
Net loss - year ended December 31, 1992                  --             --             --              --              --
---------------------------------------------------------------------------------------------------------------------------

                                                 20,400,000         20,400        121,793              --        (142,193)

MILLENIA CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FROM THE DATE OF INCEPTION (NOVEMBER 25, 1985)
TO DECEMBER 31, 1999
--------------------------------------------------------------------------------


                                                                                               DISCOUNT ON
                                                                                CAPITAL IN       SALE OF
                                                   COMMON          STOCK        EXCESS OF         COMMON        ACCUMULATED
                                                   SHARES          AMOUNT       PAR VALUE         STOCK           DEFICIT
                                                 ----------       --------      ---------      -----------      -----------

Forward                                            20,400,000         20,400        121,793             --       (142,193)

Shares issued to officer for services and
expenses at par value September 15, 1993           10,000,000         10,000             --             --             --
Discount of above to market value                                                                   (7,000)            --

Shares issued in business combination,
October 31, 1993                                   91,200,000         91,200                       (90,288)
1 for 200 reverse stock split and change in
par value October 31, 1993                       (120,992,000)      (115,520)       115,520
Net loss - year ended December 31, 1993                    --             --             --             --         (3,000)
-------------------------------------------------------------------------------------------------------------------------

                                                      608,000          6,080        237,313        (97,288)      (145,193)

Change of par value from $.01 to $.001,
October 1994                                               --         (5,472)         5,472
Net loss - period ended November 30,
1994                                                       --             --             --             --         (1,464)
Net loss - period ended January 5, 1996             1,000,000          1,000             --             --         (1,000)
-------------------------------------------------------------------------------------------------------------------------

                                                    1,608,000          1,608        242,785        (97,288)      (147,657)

Issuance of Regulation S common stock              20,000,000             --             --             --             --
Net loss - period ended October 31, 1996                   --             --             --             --             --
Net loss - period ended January 31, 1997                   --             --             --             --             --
-------------------------------------------------------------------------------------------------------------------------

                                                   21,608,000          1,608        242,785        (97,288)      (147,657)

Shares issued to officer for services and
expenses at par value February 1997                 2,000,000          2,000             --             --             --
Return of Regulation S stock                      (20,000,000)            --             --             --             --
Net loss - period ended July 31, 1997                      --             --             --             --         (2,000)
-------------------------------------------------------------------------------------------------------------------------

BALANCE - JULY 31, 1997                             3,608,000          3,608        242,785        (97,288)      (149,657)
-------------------------------------------------------------------------------------------------------------------------

MILLENIA CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FROM THE DATE OF INCEPTION (NOVEMBER 25, 1985)
TO DECEMBER 31, 1999
--------------------------------------------------------------------------------


                                                                                                   DISCOUNT ON
                                                                                   CAPITAL IN        SALE OF
                                                       COMMON          STOCK        EXCESS OF         COMMON        ACCUMULATED
                                                       SHARES          AMOUNT       PAR VALUE         STOCK           DEFICIT
                                                     ----------       --------      ---------      -----------      -----------
Forward                                               3,608,000         3,608         242,785       (97,288)         (149,657)


1 for 20 reverse split of common stock               (3,427,600)           --              --            --                --
Shares issued to officer for services rendered        5,000,000         5,000              --            --                --
Net loss - period ended December 31, 1997                    --            --              --            --            (5,000)
-------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1997                           5,180,400       $ 8,608      $  242,785      $(97,288)      $  (154,657)

Acquisition of Naturally Niagara Beverage
Corporation - 100%                                   19,200,000         9,600       6,560,400            --        (3,598,007)
Net loss - year ended December 31, 1998                      --            --              --            --        (2,758,858)
-------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1998                          24,380,400       $18,208      $6,803,185      $(97,288)      $(6,511,522)
-------------------------------------------------------------------------------------------------------------------------------

Stock option exercised by director                      900,000           900              --          (900)               --
Minority shareholder in subsidiary
converted stock in subsidiary for company
stock                                                   101,847           102              --          (102)               --
Net loss - year ended December 31, 1999                      --            --              --            --          (294,173)
-------------------------------------------------------------------------------------------------------------------------------


BALANCE - DECEMBER 31, 1999                          25,382,247       $19,210      $6,803,185      $(98,290)      $(6,805,695)
-------------------------------------------------------------------------------------------------------------------------------

MILLENIA CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS AT DECEMBER 31, 1999
--------------------------------------------------------------------------------
         1.       SIGNIFICANT ACCOUNTING POLICIES

                  ORGANIZATION AND DIVIDEND POLICY

                  The Company was incorporated under the laws of the State of Utah on November 25, 1985 and initially elected a fiscal year end of January 31. The Company changed its year end to December 31 starting in 1987. The Company is in the development stage because it has not commenced planned principal operations in attempting to search for and develop or acquire a business opportunity. It sold its common stock to the public through a public offering. The Company has, at present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the company and other relevant factors. As a result of the Business Combination is that the Company's corporate domicile has become Nevada. On October 31, 1994 the Company changed its name to Millenia Corporation.

                  LOSS PER SHARE

                  The computation of loss per share of common stock is based upon the weighted average number of shares outstanding during the periods presented.

                  In February 1997 the Financial Accounting Standards Board issued a new statement titled "Earnings Per Share" ('FAS 128"). The new statement is effective for both interim and annual periods ending after December 15, 1997. FAS 128 replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. The Company has determined that the adoption of FAS 128 would have no impact on the financial statements.

                  CASH EQUIVALENTS

                  For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                  CONSOLIDATED FINANCIAL STATEMENTS

                  The Company has adopted the pooling of interest method of accounting for its 100% acquisition of Naturally Niagara Beverage Corporation.

                  INVESTMENTS

                  Investments which represent interests in companies for which the company would be deemed not to assert voting control have been accounted for by the cost method and are increased by advances and decreased by withdrawals or dividends received. If the value of such investments has been impaired, the Company follows the policy of writing them down.

MILLENIA CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS AT DECEMBER 31, 1999
--------------------------------------------------------------------------------

         2.       CERTAIN COMMON STOCK TRANSACTIONS

                  Prior to March 31, 1987, the Company completed a public offering whereby 15,000,000 ($150,000) pre-reverse split shares of its previously authorized but unissued common stock were sold to the public at $.01 per share pursuant to an exemption from registration under federal law pursuant to Subsection 3(b) of the Securities Act of 1933, Regulation D. Rule 504. The public offering was, however, registered with the Utah Securities Division pursuant to U.C.A. Section 61 - 1
                  - 10. Net proceeds to the Company after deducting costs of the offering of $22,807 amounted to $127,193. On September 15, 1993 the board of directors of the Company authorized the issuance of 10,000,000 shares (50,000 post reverse split) of stock at par value ($.001 per share) to Arnold S. Grundvig, Jr. for services rendered on behalf of the Company with respect to the change of domicile, for taking over the responsibility as president of Yellow Jacket Corp. prior to the merger and for paying costs associated with the merger of the Company with Waco Holding Company. The above par value of the shares, $10,000, was discounted $7,000 to arrive at a value for the above at $3,000.

         3.       RELATED PARTY TRANSACTIONS

                  The Company entered into an oral arrangement whereby it utilized office space and clerical services for $500 per month, through March, 1987. This arrangement was entered into with a privately-held corporation which was an affiliate of a substantial shareholder of the Company. Effective April 1, 1987, the Company entered into a sublease agreement for office space for a period of one year with an affiliated company. Rent for the above was $7,617 in 1987. No rent has been paid since this period as the Company is currently using office space provided by an officer and shareholder on a rent-free basis.

         4.       EXTRAORDINARY ITEM

                  On September 10, 1987, the board of directors authorized the acquisition of Vantage Resources, Inc. a California corporation through the proposed issuance of 147,266,667 of pre-reverse split shares of common stock of the Company. "1 connection with the acquisition, the officers and directors of the Company were to resign in favor of the officers and directors of the Vantage. Funds of the Company after costs associated with the merger were delivered to the president of Vantage. However, the completion of the documents, and the issuance of the shares was never completed and the resignations never formally accepted under the Agreement. Due to the above, the Board of Directors voted to rescind the reorganization agreement on September 15, 1987. The costs associated with the unsuccessful merger and the funds transferred totaled $114,000. This amount has been treated as an extraordinary loss item on the financial statements for the period ended December31, 1987.

MILLENIA CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS AT DECEMBER 31, 1999
--------------------------------------------------------------------------------

         5.       BUSINESS COMBINATION

                  Effective October 31, 1993 the Company merged with Waco Holding Company (Waco) a newly formed Nevada Corporation in a business combination accounted for as a purchase using historical cost values. Waco was initially incorporated in Nevada as Yellow Jacket Corp. but changed its name to Waco at the time of the Merger. At the time of the merger the only asset of Waco was an option to purchase certain rights to a mining concession in Mexico known as the Santa Rita Mine. Waco obtained the option from Barclay Financial Corporation and its president. The option had a historical cost of $912. Waco was acquired by issuing 91,200,000 shares (456,000 post reverse split) of Company common stock at a par value of $.001. The shares were discounted to arrive at the historical cost of $912. Immediately after the merger Waco became the sole surviving corporation. Waco has had no business operations or activity and is considered a development stage company and at November 17, 1993 had been in existence for one month. At the time of the merger the authorized preferred stock was discontinued. None of the previous preferred stock had been issued by the Company. Prior to November 30, 1994 the option expired without being exercised and was written off.

         6.       GOING CONCERN

                  The Company has experienced losses of $6,806,695 through December 31, 1999 and has no working capital. In light of this circumstance, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                  Management plans are to seek enough working capital to continue the existence of the Company and to seek a business combination with a viable business entity that can provide business operations and working capital. Management believe their plans will provide the corporation with the ability to continue in existence. An officer and stockholder has loaned money to the Company to maintain its current filings with the State of Nevada and to pay other expenses.

         7.       ACQUISITION OF WHOLLY-OWNED SUBSIDIARY

                  On April 30, 1998, the Company acquired 100% of the outstanding shares of Naturally Niagara Beverage Corporation. The purchase price of the acquisition was 2 shares of Millenia common stock for each share of Naturally Niagara common stock outstanding at that time. Naturally Niagara Beverage Corporation is a Delaware corporation involved in the distribution of various related spring water beverage products through its acquisition of interests in various companies involved in the spring water business.

MILLENIA CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS AT DECEMBER 31, 1999
--------------------------------------------------------------------------------

         8.       COMMON STOCK REVERSE SPLIT

                  On October 31, 1993, the Board of Directors authorized a 200 for 1 reverse stock split, thereby decreasing the number of issued and outstanding shares of common stock to 608,000. At the same time the par value of the Company was set at $.01 per share. The above caused capital in excess of par value to increase by $115,520. All references in the accompanying financial statements to the number of common shares and per share amounts through November 30, 1994 have been restated to reflect the stock split.

         9.       REVISED ARTICLES OF INCORPORATION

                  On October 31, 1994 the shareholders approved changing the name of the Company to Millenia Corporation and adopted restated and amended Articles of Incorporation of the Company. The Corporation is now authorized to issue a total of 50,000,000 shares, consisting of 10,000,000 shares of preferred stock, par value $.001 per share and 40,000,000 shares of common stock, par value $.001 per share. The Preferred Stock may be issued from time to time in one or more series as determined by the board of directors. The board will also determine dividend rights, preference rights in voluntary or involuntary corporate liquidation and convertibility. The change in par value from $.01 to $.001 per share caused capital in excess of par value to increase by $5,472. Ml references to common stock par value dollar amounts and per share amounts through October 31, 1996 have been restated to affect the change in par value.

         10.      ISSUANCE OF ADDITIONAL COMMON STOCK

                  In December 1994, 1,000,000 of common shares with a par value of $.001 or $1,000 was issued to Mr. Al Tarallo, the chief executive officer and a director of the company in consideration for expenses incurred on behalf of the company for which he was paid for by stock in lieu of cash. Additionally in March 1997, Mr. Tarallo received an additional 2,000,000 common shares for additional expenses paid for during the period.

         11.      ISSUANCE OF REGULATION S COMMON STOCK

                  As previously mentioned in the notes the Company has an option to purchase a mine in Mexico known as the Santa Rita Mine. The Company has issued 20,000,000 shares of common stock under Regulation S of the Securities Act in order to raise the required funds to acquire and put the mine into production.

MILLENIA CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS AT DECEMBER 31, 1999
--------------------------------------------------------------------------------

         12.      REVERSE STOCK SPLIT AND AMENDMENT OF AUTHORIZED CAPITAL

                  On November 29, 1997, the Board of Directors authorized that the common shares of the Company be reverse split 1 common share for every 20 common shares. At that meeting the Board further agreed to increase the authorized capital of the Corporation from 2,500,000 shares to 100,000,000 shares with a par value of $.001.

         13.      ISSUANCE OF ADDITIONAL COMMON STOCK

                  In November 1997, 5,000,000 of common shares with a par value of $.001 or $5,000 was issued to Mr. Al Tarallo, the chief executive officer and a director of the company in consideration for his management salary for which he was paid for by stock in lieu of cash.

                  In June 1998, 19,200,000 shares of restricted common stock was issued to the shareholders of Naturally Niagara Beverage Corporation in order to complete the acquisition of the Company's 100% interest in Naturally Niagara. 2 shares of Millenia stock was issued for every share of stock of Naturally Niagara outstanding and issued at that time.

                  During the year ended December 31, 1999 the Company issued 900,000 of restricted common stock as result of the exercising of a stock option by one of the directors. Additionally101,847 of common stock was issued to minority shareholders in one of the subsidiaries in exchange for the shareholders interest in the subsidiary. Both transactions did not have any monetary value.

         14.      INVESTMENTS

                  Investments consist of the following:

                           Springerville Pure Mountain Water Company              $  70,500
                           Tahoe Mist, Inc.                                         250,000
                           Tahoe Mist 5 Gallon                                       50,000
                           Ferndale Vineyards, Inc.                                 151,925
                           Reson Acquisition Corp                                   135,000
                                                                                  ---------

                                                                                    657,425
                           Less: Writedown to estimated net realizable value       (657,424)
                                                                                  ---------

                                                                                  $       1
                                                                                  =========

MILLENIA CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS AT DECEMBER 31, 1999
--------------------------------------------------------------------------------

         14.      INVESTMENTS(CONTINUED)

                  SPRINGERVILLE PURE MOUNTAIN WATER COMPANY

                  This is a joint venture with two other companies with Naturally Niagara holding 45% of the joint venture Springerville holding 45% and Southwest Management Inc. holding 10%. Naturally Niagara's commitment to the joint venture is $150,000 in cash. As of December 31,1998 the Company has contributed $70,000 to the joint venture. As result of the company's inability to fund its commitment for cash, it has been agreed upon that the interest of the Company be reduced to 10%. The joint venture was created to put up a plant and a bottling facility on 10 acres of land in the Northern Arizona mountains approximately 212 miles north east of Phoenix. The water from our well has been tested by the state authorities and has passed as a truly pure source of water. As of the date of this financial statement, there has been no financial information released on the joint venture in order to determine if there is any impairment in value of the above noted investment.

                  TAHOE MIST INC.

                  The Company has purchased 12.25% of Tahoe Mist Inc., a bottling facility located in Carson City, Nevada for $250,000. The Company has a further option to purchase up to 49% of the facility over the next two years for an additional $750,000. Tahoe Mist has on its property a natural free flowing spring whose source comes from Lake Tahoe through the Sierra Nevada mountains, and carbon 14 testing indicates that it takes 12,000 years for the water to surface on the Tahoe Mist property. The natural spring has a flow rate of 800,000 gallons per day, and comes to the surface at a temperature of 120 degrees, it is the only natural "lot spring" of its kind in the world.

                  As of the date of this financial statement there has been no financial information released on the Company in order to determine if there is any impairment in value of the above noted investment.

                  TAHOE MIST 5 GALLON

                  The Company has entered into a letter of intent to purchase 49% of the Tahoe Mist 5 gallon business. This business provides the 5 gallon jugs of water plus the water cooler to residential homes and businesses in the Carson City - Reno area of Nevada. The purchase price is $100,000 of which $50,000 has been paid to date.

MILLENIA CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS AT DECEMBER 31, 1999
--------------------------------------------------------------------------------

         14.      INVESTMENTS(CONTINUED)

                  FERNDALE VINEYARDS INC.

                  The Company entered into an agreement on November 30, 1997 to acquire 100% of the issued and outstanding shares of Ferndale Vineyards Inc. Ferndale is the original developer of the non-alcoholic line of drinks under the tradename "Champanade".

                  The purchase price is $2,100,000 Canadian Dollars or approximately $1,470,000 in US Dollars. The purchase price is payable as follows; $225,000 upon the execution of the agreement of purchase and sale, $25,000 June 30, 1998, $50,000 December 31, 1998, June 30, 1999, December 31, 1999, June 30,
                  2000, December 31, 2000 and June 30, 2001 interest free. The remainder of the purchase price is paid by 100,000 shares of Naturally Niagara shares valued at the greater of $2.00 US per share or 80% of the price of the stock upon the Company going public and the difference in a debenture that is interest free for the first four years then is payable over 10 years amortised over 25 years with a balloon payment due at the end of the tenth year at the lessor of 7.5% interest and the prime interest rate charged by the banks.

                  The company has not met its obligation to acquire the total interest in Ferndale. As result the Company now maintains a 10% interest in Ferndale until such time as it meets it obligation to acquire the balance of Ferndale.

                  RESON ACQUISITION CORPORATION

                  Reson Acquisition Corporation, a Delaware Corporation was formed in October 3, 1996. The Company has acquired an interest in Irtys Oil, Inc. a company formed to identify untapped petroleum reserves. Irtys Oil has acquired certain joint venture interests for oil and gas exploration in Kazakhstan. Millenia has acquired 67,500 common shares at $
                  2.00 per share.

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         In connection with audits of the two most recent fiscal years and the interim periods, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

         The principal accountant's reports on the financial statements for any of the last two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND SOLE EXECUTIVE OFFICER

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. There are no family relationships among the Company's officers and directors.

Information as to the directors and sole executive officer of the Company is as follows:

NAME                         AGE                  POSITION HELD
----                         ---                  -------------
MICHAEL WALDKIRCH            30                   President, Chief Financial Officer,
                                                  Secretary and  Director

THE BOARD OF DIRECTORS:

         Pursuant to the Letter Agreement ("Letter of Intent") between the Company and SMC, SMC has the right to name three directors to the Company's Board of Directors. SMC has designated the following three individuals as its nominees. These persons assumed their duties with the Company immediately upon the signing of the Letter of Intent on February 24, 2000:

NAME                            AGE          POSITION HELD
----                            ---          -------------
Cornelia E. Patterson           39           Director
Michael B. Doodson              40           Director
Kelly Kampen                    25           Director

BIOGRAPHICAL INFORMATION

MICHAEL WALDKIRCH

         Mr. Waldkirch has served as a director of the Company since June 21, 1999, as Chief Financial Officer and Secretary since November 23, 1999 and as President since February 27, 2000. Michael Waldkirch, a Certified Accountant, graduated from the University of British Columbia with a bachelors degree in Economics in 1992. Mr. Waldkirch is current a partner in Michael N. Waldkirch, Certified General Accountant, a Vancouver based accounting and financial services firm specializing in real estate, technology and venture capital based businesses.

CORNELIA E. PATTERSON

         Ms. Patterson received a Bachelor of Education from Queens University in 1988. In addition to serving as a director of the Company, she is currently a director of SMC. Prior to 1998, Ms. Patterson was employed by InterUnion Financial Corporation. From 1996 to 1998 she was employed by Cornerstone Equity Corporation and from 1998 to 1999 she was employed by Starquest Capital Corporation. All three of these entities are financial services firms.

MICHAEL B. DOODSON

         Mr. Doodson is currently the president and a director of SMC, a position he has held since early this year. From 1992 until 1996 he served as senior manager of Okanagen Skeena Group, Inc. From 1996 until 1999 he was a consultant to Kootenay Broadcasters, Ltd. and during 1999 he was employed as vice president of sales and marketing for AudioMonster.com.

KELLY KAMPEN

         From 1996 until 1997 Mr. Kampen was employed by Keene Consulting, Ltd., an internet services firm. He was a computer consultant to Boeing Aerospace from 1997 until 1998 and was a principal of Net Glyph, Inc. during 1997. From 1998 to the present he has served as the president and CEO of two privately-held corporations - OpenMatrix, Inc. and Interclick, Inc., these two corporations collect demographic data from subscribers for internet advertising.

CONFLICTS OF INTEREST

         Certain conflicts of interest now exist and will continue to exist between the Company and its sole officer and its directorss, due to the fact that each has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

         Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and failure by management to conduct the Company's business in the Company's best interest may result in liability to the management. The officers and directors are accountable to the Company as fiduciaries, which means that they are required to exercise good faith and integrity in handling the Company's affairs. Shareholders who believe that the Company has been harmed by failure of an officer or director to appropriately resolve any conflict of interest may, subject to applicable rule of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights.

         The Company has no arrangement, understanding or intention to enter into any transaction for participating in any business opportunity with any officer, director, or principal shareholder or with any firm or business organization with which such persons are affiliated, whether by reason of stock onership, position as an officer or director, or otherwise, except for the acquisition of SMC.

ITEM 10. EXECUTIVE COMPENSATION

         No compensation is paid or is anticipated to be paid by the Company. It is possible that upon an acquisition some compensation may be paid to management. On acquisition of a business opportunity, current management may resign and be replaced by persons associated with the business opportunity acquired, particularly if the Company participates in a business opportunity by effecting a reorganization, merger or consolidation. If any member of current management remains after effecting a business opportunity acquisition, that member's time commitment will likely be adjusted based on the nature and method of the acquisition and location of the business which cannot be predicted. Compensation of management will be determined by the new board of directors, and shareholders of the Company will not have the opportunity to vote upon or approve such compensation.

         Directors currently receive no compensation for their duties as directors. The Company has no retirement, pension, profit-sharing, stock option, insurance or other similar programs.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables set forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company's common stock, by directors and executive officers, and by all of the Company's directors and executive officers as a group. As of April 14, 2000, the date of this Form 10-KSB there were 25,390,747 Common Shares issued and outstanding.

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

  TITLE OF                      NAME AND ADDRESS               AMOUNT AND NATURE          PERCENTAGE OF
   CLASS                              OF                              OF                   OUTSTANDING
                                BENEFICIAL OWNER                  BENEFICIAL
                                                                  OWNERSHIP

Common Stock                   Park View                      1,800,000 Shares               07.09%
                               Enterprises, Inc.              Record and Beneficial

Common Stock                   Sandy Winick                   1,855,000 Shares               07.31%
                               3266 Yonge Street,             Record and Beneficial
                               Suite 1203, Toronto,
                               Ontario, Canada
                               M4N3P6


(B) SECURITY OWNERSHIP OF MANAGEMENT:


TITLE OF CLASS                    NAME AND ADDRESS            AMOUNT AND NATURE          PERCENTAGE OF
                                OF BENEFICIAL OWNER             OF BENEFICIAL             OUTSTANDING
                                                                  OWNERSHIP

Common Stock                   MichaelWaldkirch               15,000 Shares Record          00.06%
                               2538 North Carson              and Beneficial
                               Street, Carson City,
                               Nevada 89706

Common Stock                   Cornelia Patterson             0 Shares                      00.00%
                               2538 North Carson
                               Street, Carson City,
                               Nevada 89706

Common Stock                   Michael Doodson                0 Shares                      00.00%
                               2538 North Carson
                               Street, Carson City,
                               Nevada  89706

Common Stock                   Kelly Kampen                   0 Shares                      00.00%
                               2538 North Carson
                               Street, Carson City,
                               Nevada 89706

Common Stock                   All Officers and               15,000 Shares Record          00.06%
                               Directors as a Group           and Beneficial
                               (four persons)


(C) CHANGES IN CONTROL:

         There are currently no arrangements known to management that may result in a change in control of the Company with the exception of the SCM acquisition that has allowed SCM to appoint three of the Company's four directors. This gives SCM effective control of the Company's Board of Directors and the ability to act on behalf of the Company.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         During the past five years there have been no filing of petitions under the federal bankruptcy laws by or against a business of which any officer or director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

         During the past five years no officer or director has been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

         During the past five years no officer or director has been subject to any order, judgment, or decree. not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

         During the past five years no officer or director has been found by any court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and officers and any person who owns ten percent or more of the Company's equity securities to file reports of ownership in the Company's securities with the SEC. Directors, officers and ten percent or greater shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) report filings.

         The Company believes that during the period from December 31, 1998 through February 8, 2000 (the date the Company became required to file reports with the SEC) there were no filing requirements applicable to its officers or directors because the Company was not required to file such reports. The Company is not aware of any ten percent or greater shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         No transactions required to be disclosed by Item 404 of Regulation S-B have occured during the last two years and there are no such proposed transactions.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    Regulation S-B
       Exhibit         DESCRIPTION
        Number
      (2)              Letter Agreement ("Letter of Intent") between the Company and
                       SMC.*
      (3)(i)(a)        Restated and Amended Articles of Incorporation dated
                       November 3, 1994.**
      (3)(i)(b)        Certificate of Amendment to Articles of Incorporation dated
                       November 29, 1997.**
      (3)(i)(c)        Certificate of Reinstatement dated January 25, 2000,**
      (3)(ii)(a)       ByLaws.**
      (21)             Subsidiaries of the Registrant.
      (27)             Financial Data Schedule.
      (99)(a)          Press release dated February 24, 2000.*

* Incorporated by reference from the Form 8-K Current Report as filed with the Securities and Exchange Commission on February 29, 2000.

** Incorporated by reference from the Form 10SB12(g) as filed with the Securities and Exchange Commission on February 2, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this to be signed on its behalf by the undersigned, thereto duly authorized.

                                   INTERNET MULTI-MEDIA CORPORATION

Dated:   April 14, 2000            By:   Michael Waldkirch, President
         --------------                  ---------------------------------------
                                         Michael Waldkirch, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 14, 2000              By:   Michael Waldkirch, President
       --------------                    ---------------------------------------
                                         Michael Waldkirch, President, CEO, CFO,
                                         Secretary and Director.

Dated: April 14, 2000              By:   Michael Doodson, Director
       --------------                    ---------------------------------------
                                         Michael Doodson, Director

Dated: April 14, 2000              By:   Cornelia Patterson, Director
       --------------                    ---------------------------------------
                                         Cornelia Patterson, Director

Dated: April 14, 2000              By:   Kelly Kampen, Director
       --------------                    ---------------------------------------
                                         Kelly Kampen, Director