Form 10QSB
period 2000-03-31
INTERNET MULTI-MEDIA CORP
filed 2000-05-15
CIK 1104467

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB
                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________ to __________________



                             INTERNET MULTI MEDIA CORPORATION.

             (Exact Name of Registrant as Specified in its Charter)

                NEVADA                                         87-0431096
--------------------------------------------------------------------------------
(State of Other Jurisdiction of Incorporation                (I.R.S. Employer
             or Organization)                               Identification No.)


2533 North Carson Street, Suite 3358 Carson City, Nevada            89706
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                           (Zip Code)

                                 (702) 841-4779
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                        (Formerly Millenia Corporation)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 1, 2000 there were 25,382,247 shares of common stock outstanding.

                        INTERNET MULTI MEDIA CORPORATION

                               TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements

                                                                            PAGE
                                                                            ----
         Condensed Consolidated Balance Sheets -
           At March 31, 2000 (unaudited) and at December 31, 1999...........  1

         Condensed Consolidated Statements of Cash Flows (unaudited) - Three months ended March 31, 2000 and 1999 ............................  3

         Condensed Consolidated Statements of Operations (unaudited) -
           Three months ended March 31, 2000 and 1999.......................  4

         Notes to Condensed Consolidated Financial Statements (unaudited)...  5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 10

Part II. Other Information

         Item 1.  Legal Proceedings......................................... 12

         Item 2.  Changes in Securities and Use of Proceeds................. 12

         Item 3.  Defaults Upon Senior Securities........................... 12

         Item 4.  Submission of Matters to a Vote of Security Holders....... 12

         Item 5.  Other Information......................................... 12

         Item 6.  Exhibits and Reports on Form 8-K.......................... 12

                  Signature Page............................................ 13

INTERNET MULTI-MEDIA CORPORATION
CONSOLIDATED BALANCE SHEET
AS AT MARCH 31, 2000
-------------------------------------------------------------------------------




                                                      2000             1999

ASSETS

CURRENT
Cash                                                  $    890      $    890
Loan receivable (Note 6)                                35,000
--------------------------------------------------------------------------------

                                                        35,890           890

INVESTMENTS(NOTE 7)                                          1             1


--------------------------------------------------------------------------------


                                                      $ 35,891      $     891
--------------------------------------------------------------------------------

INTERNET MULTI-MEDIA CORPORATION
CONSOLIDATED BALANCE SHEET
AS AT MARCH 31, 2000
--------------------------------------------------------------------------------



LIABILITIES

CURRENT
Accounts payable and accrued charges                 $  125,059     $    81,039
Accounts payable - stockholder                            1,442           1,442
--------------------------------------------------------------------------------

                                                        126,501          82,481
--------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY

SHARE CAPITAL
Preferred Stock, $.001 par value, 10,000,000
shares authorized, Common Stock, $.001 par value,
100,000,000 shares authorized, 25,382,247 shares
issued (24,380,400 - December 31, 1998)                  19,210          19,210

Capital in excess of par value                        6,803,185       6,803,185

Discount on common stock                                (98,290)        (98,290)
--------------------------------------------------------------------------------

                                                      6,724,105       6,724,105

DEFICIT                                              (6,814,715)     (6,805,695)
--------------------------------------------------------------------------------

                                                        (90,610)        (81,590)
--------------------------------------------------------------------------------

                                                     $   35,891      $      891
--------------------------------------------------------------------------------

INTERNET MULTI-MEDIA CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED MARCH 31, 2000

--------------------------------------------------------------------------------




                                                       2000             1999

CASH FLOWS PROVIDED (USED) IN OPERATING
ACTIVITIES

Net loss for the quarter                           $ (9,020)        $  (294,173)

--------------------------------------------------------------------------------

                                                     (9,020)           (294,173)

Net change in the following:
                     Accounts receivable                 --             309,173
                     Accounts payable                44,020             (15,000)
--------------------------------------------------------------------------------

                                                     35,000                  --
--------------------------------------------------------------------------------


INVESTING ACTIVITIES
Loans to SMC SourndMusic.com Inc.                   (35,000)
        --              --
--------------------------------------------------------------------------------


CHANGE IN CASH DURING THE PERIOD                         --                  --

CASH - BEGINNING OF PERIOD                              890                 890
--------------------------------------------------------------------------------

CASH - END OF PERIOD                               $    890         $       890
--------------------------------------------------------------------------------

INTERNET MULTI-MEDIA CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                          2000              1999


REVENUE                                $      --         $      --

COST OF SALES                                 --                --
--------------------------------------------------------------------------------

GROSS MARGIN                                  --                --
--------------------------------------------------------------------------------

EXPENSES

Administrative expenses                    5,202                --
Office and general                         3,091                --
Transfer agent fees                          727                --
--------------------------------------------------------------------------------
LOSS BEFORE UNUSUAL ITEMS                 (9,020)               --
--------------------------------------------------------------------------------

UNUSUAL ITEMS

Writedown of investments                      --          (309,173)
Reductions in accounts payable                --            15,000

--------------------------------------------------------------------------------

                                              --          (294,173)
--------------------------------------------------------------------------------

NET LOSS FOR QUARTER                   $  (9,020)        $(294,173)
--------------------------------------------------------------------------------

WEIGHTED AVERAGE LOSS PER SHARE        $   (0.00)        $    (.01)

INTERNET MULTI-MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS AT MARCH 31, 2000

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

INTERNET MULTI-MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS AT MARCH 31, 2000
--------------------------------------------------------------------------------

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

         4.       GOING CONCERN

                  The Company has experienced losses of $6,814,715 through March 31, 2000 and has no working capital. In light of this circumstance, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                  Management plans are to seek enough working capital to continue the existence of the Company and to seek a business combination with a viable business entity that can provide business operations and working capital. Management believe their plans will provide the corporation with the ability to continue in existence.

         5.       ACQUISITION OF WHOLLY-OWNED SUBSIDIARY

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



         6.       LOAN RECEIVABLE

                  The company has loaned SMC Soundmusic.com Inc. $35,000.00. On February 24, 2000 the company entered into a letter of Intent to acquire the shares of SMC Soundmusic.com. Upon completion of the acquisition this loan will be converted to a payment to SMC Soundmusic.com Inc per the letter of Intent.



          7.      INVESTMENTS

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

INTERNET MULTI-MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS AT MARCH 31, 2000
--------------------------------------------------------------------------------

          7.      INVESTMENTS (CONTINUED)

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

INTERNET MULTI-MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS AT MARCH 31, 2000
--------------------------------------------------------------------------------

          7.      INVESTMENTS (CONTINUED)

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

                  RESON ACQUISITION CORPORATION

                  Reson Acquisition Corporation, a Delaware Corporation was formed in October 3, 1996. The Company has acquired an interest in Irtys Oil, Inc. a company formed to identify untapped petroleum reserves. Irtys Oil has acquired certain joint venture interests for oil and gas exploration in Kazakhstan. The company has acquired 67,500 common shares at $2.00 per share.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements" as defined under
Section 21E of the Securities Exchange Act of 1934. The Company desires to take advantage of the "safe harbor" provisions of Section 21E and is including this statement for the express purpose of availing itself of the protection of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and may include the Company's expectations of future financial results. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could effect actual results include but are not limited to i) change in general market interest rates, ii) general economic conditions, both in the United States generally and in the Company's market area, iii) legislative/regulatory changes,
iv) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve,
v) changes in the quality or composition of the Company's loan and investment portfolios, vi) demand for loan products, vii) deposit flows, viii) competition, and ix) demand for financial services in the Company's markets. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.



                             RESULTS OF OPERATIONS

                       Three Months Ended March 31, 2000.



During the first three months of 2000, the Company's business activities involved the search for investment opportunities in diverse industries. The company also explored a variety of financing alternatives.

         On February 24, 2000 the Company entered into a letter of intent to acquire SMC Soundmusic.com Inc.(SMC) This letter of intent is subject to certain terms and conditions, including, but not limited to:

         a) The execution of a formal share exchange agreement within 10 days (this 10 day limit was extended indefinitely by all parties in order to obtain a valuation of SMC)

         b) To the issuance of an unknown amount of shares of the Company to the current owners of SMC and to a finder;

         c) The payment of $200,000 to SMC; and

         d) The appointment of a majority of directors of the Company by SMC.



SMC is an online music and advertising company in the development stage, specializing in the promotion and distribution of music using music compression technology, including MP3. SMC is currently in discussions with several artists to be represented on the site on a non-exclusive basis. The site can be found on the internet at www.soundmusic.com. SMC is newly organized and has not achieved a profitable level of operations.

The company has advanced a loan of $35,000 to SMC in anticipation of completing the acquisition.

The Company has experienced losses of $6,814,715 through March 31, 2000 and has no working capital. In light of this circumstance, the ability of the Company to continue as a going concern is substantially in doubt. Management plans are to seek enough working capital to continue the existence of the Company and to seek a business combination with a viable business entity that can provide business operations and working capital. Management believes their plans will provide the corporation with the ability to continue in existence.

                            PART II OTHER INFORMATION

Item 1    LEGAL PROCEEDINGS

  Management is not aware of any legal proceedings against the company.

Item 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

  Not applicable

Item 3    DEFAULTS UPON SENIOR SECURITIES

  Not applicable

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted for a vote of shareholders during the period covered by this report.

Item 5    OTHER INFORMATION

  Not applicable

Item 6    EXHIBITS AND REPORT ON FORM 8-K

  (a)  Exhibits

          NUMBER           DESCRIPTION

            27             Financial Data Schedule

  (b)   Reports on Form 8-K

     On February 29, 2000 the Company filed a Form 8-K to report it's letter of intent with SMC Soundmusic.com Inc. On March 10, 2000 the Company filed an amended Form 8-KA indefinitely extending the acquisition date of SMC Soundmusic.com Inc.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           INTERNET MULTI MEDIA CORPORATION.

Date:   May 15, 2000                        By: /s/ MICHAEL WALDKIRCH, President
                                               ---------------------------------
                                              MICHAEL WALDKIRCH, President

Date:   May 15, 2000                        By: /s/ MICHAEL WALDKIRCH
                                               ---------------------------------
                                              MICHAEL WALDKIRCH, Chief Financial
                                              Officer