Form 10QSB
period 2000-06-30
INTERNET MULTI-MEDIA CORP
filed 2000-08-14
CIK 1104467

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               -------------------

                                   FORM 10-QSB
                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________ to __________________



                             INTERNET MULTI-MEDIA CORPORATION

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

                         (Formerly Millenia Corporation)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 14, 2000 there were 69,443,747 shares of common stock outstanding.

                        INTERNET MULTI-MEDIA CORPORATION

                                TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements
                                                                            PAGE
                                                                            ----
         Condensed Consolidated Balance Sheets -
           At June 30, 2000 (unaudited) and at December 31, 1999...........    1

         Condensed Consolidated Statements of Cash Flows (unaudited) -
           Six months ended June 30, 2000 and 1999 ........................    3

         Condensed Consolidated Statements of Operations (unaudited) -
           Six months ended June 30, 2000 and 1999.........................    4

         Notes to Condensed Consolidated Financial Statements (unaudited)..    5


Item 2.  Management's Discussion and Analysis of Financial Condition
           And Results of Operations.......................................   10


Part II. Other Information

         Item 1.  Legal Proceedings........................................   12

         Item 2.  Changes in Securities and Use of Proceeds................   12

         Item 3.  Defaults Upon Senior Securities..........................   13

         Item 4.  Submission of Matters to a Vote of Security Holders......   13

         Item 5.  Other Information........................................   13

         Item 6.  Exhibits and Reports on Form 8-K.........................   13

                  Signature Page...........................................   14

INTERNET MULTI-MEDIA CORPORATION
CONSOLIDATED BALANCE SHEET(unaudited)
AS AT June 30, 2000

                                                        2000          1999
ASSETS

CURRENT
Cash                                                  $      0      $    890
Loan receivable
--------------------------------------------------------------------------------
                                                                         890

INVESTMENTS(NOTE 7)                                          1             1
--------------------------------------------------------------------------------
                                                      $      1      $    891
--------------------------------------------------------------------------------

INTERNET MULTI-MEDIA CORPORATION
CONSOLIDATED BALANCE SHEET(unaudited)
AS AT JUNE 30, 2000
--------------------------------------------------------------------------------



LIABILITIES
CURRENT
Accounts payable and accrued charges                $    8,680.48   $    81,039
Accounts payable - stockholder/directors                        0         1,442
--------------------------------------------------------------------------------
                                                         8,680.48        82,481
--------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY

SHARE CAPITAL
Preferred Stock, $.001 par value, 10,000,000
shares authorized, Common Stock, $.001 par value,
100,000,000 shares authorized, 30,693,747 shares
issued(24,380,400 - December 31, 1998)                  19,210.00        19,210

Capital in excess of par value                       7,226,075.00     6,803,185

Discount on common stock                               (98,290.00)      (98,290)
--------------------------------------------------------------------------------
                                                     7,146,995.00     6,724,105

DEFICIT                                             (6,805,695.00)   (6,805,695)
--------------------------------------------------------------------------------
CURRENT EARNINGS                                      (349,979.48)            0

TOTAL EQUITY                                            (8,679.48)      (81,590)
--------------------------------------------------------------------------------
LIABILITIES AND EQUITY                              $        1.00   $       891
--------------------------------------------------------------------------------

INTERNET MULTI-MEDIA CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
FOR THE PERIOD ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

                                                  2000             1999
CASH FLOWS PROVIDED (USED) IN OPERATING
ACTIVITIES

Net loss for the period                        $(349,979)       $(294,173)
--------------------------------------------------------------------------------

                                                (349,979)        (294,173)

Net change in the following:
                     Accounts receivable              --          309,173
                     Accounts payable            (73,800)         (15,000)
--------------------------------------------------------------------------------

                                                (423,779)              --
--------------------------------------------------------------------------------


INVESTING ACTIVITIES
Shares issued to relieve debt                    422,890
--------------------------------------------------------------------------------


CHANGE IN CASH DURING THE PERIOD                    (890)              --

CASH - BEGINNING OF PERIOD                           890              890
--------------------------------------------------------------------------------

CASH - END OF PERIOD                           $       0        $     890
--------------------------------------------------------------------------------

INTERNET MULTI-MEDIA CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------



                                          2000             1999
REVENUE                               $        --        $      --

COST OF SALES                                  --               --
--------------------------------------------------------------------------------

GROSS MARGIN                                   --               --
--------------------------------------------------------------------------------

EXPENSES

Administrative expenses                  7,027.00
Consulting Fees                        329,781.00
Legal Fees                              39,032.98
Transfer agent fees                      1,619.50
--------------------------------------------------------------------------------
LOSS BEFORE UNUSUAL ITEMS             (377,460.48)
--------------------------------------------------------------------------------

UNUSUAL ITEMS

Writedown of investments                55,000.00         (309,173)
Reductions in accounts payable                 --           15,000
Forgiveness of Debt                    (82,481.00)              --
--------------------------------------------------------------------------------

                                       349,979.48         (294,173)
--------------------------------------------------------------------------------

NET LOSS FOR PERIOD                   $(349,979.48)      $(294,173)
--------------------------------------------------------------------------------

WEIGHTED AVERAGE LOSS PER SHARE       $     (0.01)       $    (.01)

INTERNET MULTI-MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS AT JUNE 30, 2000
----------------------------------------------------------------------------


         1.       SIGNIFICANT ACCOUNTING POLICIES

                  ORGANIZATION AND DIVIDEND POLICY

                  The Company was incorporated under the laws of the State of Utah on November 25, 1985 and initially elected a fiscal year end of January 31. The Company changed its year-end to December 31 starting in 1987. The Company is in the development stage because it has not commenced planned principal operations in attempting to search for and develop or acquire a business opportunity. It sold its common stock to the public through a public offering. The Company has, at present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the company and other relevant factors.

                  LOSS PER SHARE

                  The computation of loss per share of common stock is based upon the weighted average number of shares outstanding during the periods presented.

                  In February 1997 the Financial Accounting Standards Board issued a new statement titled "Earnings Per Share" ("FAS 128"). The new statement is effective for both interim and annual periods ending after December 15, 1997. FAS 128 replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. The Company has determined that the adoption of FAS 128 would have no impact on the financial statements.

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

INTERNET MULTI-MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS AT JUNE 30, 2000
----------------------------------------------------------------------------


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

                  On June 26, 2000 registrant's Board of Directors adopted a stock option plan entitled: 2000 Stock Option Plan (the "Option Plan") The Option Plan authorized the immediate granting of options to purchase up to 850,000 shares of the registrant's $.001 par value common stock, at an exercise price of $.18 per share, to the registrant's directors. The options are non-revocable by the registrant for three years; are non-transferable except by written permission of the Board of Directors; and may be exercised at any time on or before June 25, 2010. The Option Plan was included as Exhibit (99)(a) to a Form 8-K.

                  Also on June 26, 2000, registrant's Board of Directors adopted registrant's 2000 Consulting Services Plan (the "Consulting Plan") in order to advance the interests of the Corporation by rewarding, encouraging and enabling the acquisition of larger personal proprietary interests in the Corporation by employees, directors and former directors of, and consultant to, the Corporation, and its Subsidiaries who have: 1) served without salaries; 2) advanced funds to the Corporation; 3) incurred significant unreimbursed expenses on behalf of the Corporation; and 4) assisted the Corporation and its' attorneys and accountants in dealing with shareholder inquiries and with the preparation and filing of corporate documents. The Consulting Plan awarded an aggregate of 3,253,000 shares of the registrant's $.001 par value common stock, valued at $.13 per share to certain persons. Several employees and principals of 21st Equity Partners, LLP received, or are to receive, a total of 500,000 shares pursuant to this plan. In addition, the plan shall be amended in the near future to permit an additional 750,000 shares to be issued to principals and employees of 21st Equity. 21st Equity, LLP was instrumental in bringing about the acquisition of Oasis technologies.srl by registrant.

                  The Consulting Plan was included as an Exhibit to a Form K.

INTERNET MULTI-MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS AT JUNE 30, 2000
----------------------------------------------------------------------------


                  Due to the implementation of the Consulting Plan, the exercise of options, and the issuance of 38,000,000 shares to acquire Oasis Technology.srl, the registrant, as of August 14, 2000 currently has 69,443,747 shares of its $.001 par value common shares outstanding, including options to purchase 850,000 shares.

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

         4.       GOING CONCERN

                  The Company has experienced losses of $6,805,695 through June 30, 2000 and has no working capital. In light of this circumstance, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                  Management plans are to seek enough working capital to continue the existence of the Company and to seek a business combination with a viable business entity that can provide business operations and working capital. Management believe their plans will provide the corporation with the ability to continue in existence.

         5.       ACQUISITION OF WHOLLY-OWNED SUBSIDIARY

                  On April 30, 1998, the Company acquired 100% of the outstanding shares of Naturally Niagara Beverage Corporation. The purchase price of the acquisition was 2 shares of Millenia common stock for each share of Naturally Niagara common stock outstanding at that time. Naturally Niagara Beverage Corporation is an inactive Delaware corporation involved in the distribution of various related spring water beverage products through its acquisition of interests in various companies involved in the spring water business.

INTERNET MULTI-MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS AT JUNE 30, 2000
----------------------------------------------------------------------------

                        The company has used an August 1, 2000 date for the computation of share dilution disclosure. The financials include a stock dilution calculation that includes the Directors options in the amount of 850,000 shares and the Consulting Services Agreement in the amount of 3,253,000 shares. This calculation was made as at August 1, 2000. The financials do not reflect the additional 750,000 shares to be issued to 21st Equity or the 38,000,000 shares issued in the acquisition of Oasis Technology.srl. The company has not yet received audited financial information with respect to Oasis Technology.srl and does not anticipate receiving this information until September of 2000. These numbers will be furnished when received and stock dilution will be recalculated.

         6.       LOAN RECEIVABLE

                  The company has loaned SMC Soundmusic.com Inc. $55,000.00. On February 24, 2000 the company entered into a letter of Intent to acquire the shares of SMC Soundmusic.com. Upon completion of the acquisition this loan was to be converted to a payment to SMC Soundmusic.com Inc per the letter of Intent. Since this acquisition will not be completed and the company is not able to recover the loan, this amount has been written off the books as a bad debt.

         7.       INVESTMENTS

                  Investments consist of the following:

                   Springerville Pure Mountain Water Company          $  70,500
                   Tahoe Mist, Inc.                                     250,000
                   Tahoe Mist 5 Gallon                                   50,000
                   Ferndale Vineyards, Inc.                             151,925
                   Reson Acquisition Corp                               135,000
                                                                       --------
                                                                        657,425
                   Less: Writedown to estimated net realizable value   (657,424)
                                                                      ---------
                                                                      $       1


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

INTERNET MULTI-MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS AT JUNE 30, 2000
----------------------------------------------------------------------------

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

                  TAHOE MIST 5 GALLON

                  The Company has entered into a letter of intent to purchase 49% of the Tahoe Mist 5-gallon business. This business provides the 5 gallon jugs of water plus the water cooler to residential homes and businesses in the Carson City - Reno area of Nevada. The purchase price is $100,000 of which $50,000 has been paid to date.

                  FERNDALE VINEYARDS INC.

                  The Company entered into an agreement on November 30, 1997 to acquire 100% of the issued and outstanding shares of Ferndale Vineyards Inc. Ferndale is the original developer of the non-alcoholic line of drinks under the tradename "Champanade".

                  The purchase price is $2,100,000 Canadian Dollars or approximately $1,470,000 in US Dollars. The purchase price is payable as follows; $225,000 upon the execution of the agreement of purchase and sale, $25,000 June 30, 1998, $50,000 December 31, 1998, June 30, 1999, December 31, 1999, June 30,
                  2000, December 31, 2000 and June 30, 2001 interest free. The remainder of the purchase price is paid by 100,000 shares of Naturally Niagara shares valued at the greater of $2.00 US per share or 80% of the price of the stock upon the Company going public and the difference in a debenture that is interest free for the first four years then is payable over 10 years amortized over 25 years with a balloon payment due at the end of the tenth year at the lessor of 7.5% interest and the prime interest rate charged by the banks.

                  The company has not met its obligation to acquire the total interest in Ferndale. As result the Company now maintains a 10% interest in Ferndale until such time as it meets it obligation to acquire the balance of Ferndale.

INTERNET MULTI-MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS AT JUNE 30, 2000
----------------------------------------------------------------------------

                  RESON ACQUISITION CORPORATION

                  Reson Acquisition Corporation, a Delaware Corporation was formed in October 3, 1996. The Company has acquired an interest in Irtys Oil, Inc. a company formed to identify untapped petroleum reserves. Irtys Oil has acquired certain joint venture interests for oil and gas exploration in Kazakhstan. The company has acquired 67,500 common shares at $
                  2.00 per share.


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


                              RESULTS OF OPERATIONS

                         Six Months Ended June 30, 2000.

During the first six months of 2000, the Company's business activities involved the search for investment opportunities in diverse industries. The company also explored a variety of financing alternatives.

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

INTERNET MULTI-MEDIA CORPORATION
--------------------------------------------------------------------------------

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

The company has advanced a loan of $55,000 to SMC in anticipation of completing the acquisition. Since this acquisition will not be completed and the company is not able to recover the loan, this amount has been written off the books as a bad debt.

Authorization for Debt Forgiveness has been provided by past president and director, Sandy Winick to remove US$82,481.00 from the accounting records as a debt previously occurred in relation to Naturally Niagara. This amount represents a non-collectable debt and therefore was removed for accounting purposes.

The Company has experienced losses of $6,805,695 through June 30, 2000 and has no working capital. In light of this circumstance, the ability of the Company to continue as a going concern is substantially in doubt. Management plans are to seek enough working capital to continue the existence of the Company and to seek a business combination with a viable business entity that can provide business operations and working capital. Management believes their plans will provide the corporation with the ability to continue in existence.

The financials include a stock dilution calculation that includes the Directors options in the amount of 850,000 shares and the Consulting Services Agreement in the amount of 3,253,000 shares. This calculation was made as at August 1, 2000. The financials do not reflect the additional 750,000 shares to be issued to 21st Equity or the 38,000,000 shares issued in the acquisition of Oasis Technology.srl. The company has not yet received audited financial information with respect to Oasis Technology.srl and does not anticipate receiving this information until September of 2000. These numbers will be furnished when received and stock dilution will be recalculated.

The company's issuance of shares pursuant to the 2000 Consulting Services Agreement has had a severe impact on our calculations of Net Loss. On June 26, 2000 registrant Board of Directors adopted registrant 2000 Consulting Services Plan (the "Consulting Plan") in order to advance the interests of the Corporation by rewarding, encouraging and enabling the acquisition of larger personal proprietary interests in the Corporation by employees, directors and former directors of, and consultant to, the Corporation, and its Subsidiaries who have: 1) served without salaries; 2) advanced funds to the Corporation; 3) incurred significant unreimbursed expenses on behalf of the Corporation; and 4) assisted the Corporation and its' attorneys and accountants in dealing with shareholder inquiries and with the preparation and filing of corporate documents and assisted the company in its acquisition of Oasis Technology.srl. The Consulting Plan awarded an aggregate of 3,253,000 shares of the registrant's $.001 par value common stock, valued at $.13 per share. An additional 750,000 shares will be issued to 21st Equity, LLC for consulting work.

INTERNET MULTI-MEDIA CORPORATION
--------------------------------------------------------------------------------


PART II   OTHER INFORMATION

Item 1    LEGAL PROCEEDINGS

Management is not aware of any legal proceedings against the company.

Item 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 26, 2000 registrants Board of Directors adopted a stock option plan entitled: 2000 Stock Option Plan (the "Option Plan") The Option Plan authorized the immediate granting of options to purchase up to 850,000 shares of the registrant's $.001 par value common stock, at an exercise price of $.18 per share, to the registrant's directors. The options are non-revocable by the registrant for three years; are non-transferable except by written permission of the Board of Directors; and may be exercised at any time on or before June 25, 2010. The Option Plan was included as Exhibit (99)(a) to a Form 8-K.

Also on June 26, 2000, registrant's Board of Directors adopted registrant's 2000 Consulting Services Plan (the "Consulting Plan") in order to advance the interests of the Corporation by rewarding, encouraging and enabling the acquisition of larger personal proprietary interests in the Corporation by employees, directors and former directors of, and consultant to, the Corporation, and its Subsidiaries who have: 1) served without salaries; 2) advanced funds to the Corporation; 3) incurred significant unreimbursed expenses on behalf of the Corporation; and 4) assisted the Corporation and its' attorneys and accountants in dealing with shareholder inquiries and with the preparation and filing of corporate documents. The Consulting Plan awarded an aggregate of 3,253,000 shares of the registrant's $.001 par value common stock, valued at $.13 per share to certain persons. Several employees and principals of 21st Equity Partners, LLP received, or are to receive, a total of 500,000 shares pursuant to this plan. In addition, the plan shall be amended in the near future to permit an additional 750,000 shares to be issued to principals and employees of 21st Equity. 21st Equity, LLP was instrumental in bringing about the acquisition of Oasis technologies.srl by registrant.

The Consulting Plan was included as an Exhibit to a Form 8-K

Due to the implementation of the Consulting Plan, the exercise of options, and the issuance of 38,000,000 shares to acquire Oasis Technology.srl, the registrant, as of August 14, 2000 currently has 69,443,000 shares of its $.001 par value common shares outstanding, including options to purchase 850,000 shares.

On or about August 2, 2000 registrant issued 38,000,000 shares of its common stock to Stefano Zorzi in an exchange (stock swap) for all of the assets of Oasis Technology.srl ("Oasis"), an Italian Corporation located in Verona, Italy. The acquisition was through a stock swap and

INTERNET MULTI-MEDIA CORPORATION
--------------------------------------------------------------------------------

Oasis is now a wholly owned subsidiary of registrant. The registrant exchanged a total of 38,000,000 shares of its common stock for 100% of Oasis. A final version of this agreement was included in a Form 8-K filed on August 7, 2000. Additional information, when obtained, will be provided in a subsequent Form 8-K.

This acquisition makes Mr. Zorzi the majority shareholder in registrant. Mr. Zorzi owns approximately 55.31% of the outstanding common shares of registrant. The issuance of the 38,000,000 shares to Mr. Zorzi was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. Further reliance is claimed pursuant to Regulation S, since Stefano Zorzi is a citizen of Italy.

Registrant is in the process of issuing an additional total of 750,000 shares to 21st Equity Partners, LLC for work performed by that company in connection with the acquisition of Oasis. These shares will be registered with the SEC on a Form S-8.

Item 3    DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of shareholders during the period covered by this report.

Item 5    OTHER INFORMATION

The Board of Directors of registrant, with the exception of Mr. Reno J. Calabrigo resigned on August 8, 2000. Mr. Calabrigo shall continue as a director of registrant. In addition, Ms. Cornelia Patterson shall continue in her duties as Corporate Secretary to registrant.

Mr. Tom Knowles has been appointed as the Chief Executive Officer and a director of registrant. In addition, Mr.Stefano Zorzi, the majority shareholder of registrant, has been appointed a director of registrant.

Item 6    EXHIBITS AND REPORT ON FORM 8-K

(a)  Exhibits

          NUMBER           DESCRIPTION

            27             Financial Data Schedule

INTERNET MULTI-MEDIA CORPORATION
--------------------------------------------------------------------------------

(b)  Reports on Form 8-K

On February 29, 2000 the Company filed a Form 8-K to report it's letter of intent to acquire SMC Soundmusic.com Inc. On March 10, 2000 the Company filed an amended Form 8-KA indefinitely extending the acquisition date of SMC Soundmusic.com Inc. The company has determined not to go through with this acquisition.

On July 6, 2000 the Company filed a Form 8-K to announce the resignation of a director.

A Form 8-K dated July 13, 2000 announced the company's intention of being acquired by AmEurotech in a reverse merger. Subsequent Forms 8-K Filed on August 4 and August 7, 2000 stated that the company would not be going through with this merger.

A July 31, 2000 Form 8-K announced the adoption of the company's 2000 Stock Option and 2000 Consulting Services Agreement.

On August 9, 2000 the Company filed a Form 8-K to announce its acquisition of Oasis Technology,srl, Mr. Stefano Zorzi becoming the majority shareholder of the company, the resignation's of all but one the company's directors and the award of 750,000 shares to individual principals and employees of 21st Equity, LLP.




                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   INTERNET MULTI MEDIA CORPORATION.

Date:   August 14, 2000             By: /s/ Tom Knowles
                                    ---------------------------------
                                       Tom Knowles, Chief Executive
                                       Officer

Date:   August 14, 2000             By: /s/ Tom Knowles
                                    ---------------------------------
                                       Tom Knowles, Chief Financial
                                       Officer