Form 10QSB
period 2000-09-30
INTERNET MULTI-MEDIA CORP
filed 2000-11-20
CIK 1104467

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended September 30, 2000
                                ------------------

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number 0-29292

                    INTERNET MULTI-MEDIA CORPORATION
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

          NEVADA                                   97-0431096
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

          2533 North Carson Street, Suite 3358
          Carson City, Nevada                             89706
          ----------------------------------------     ----------
          (Address of principal executive offices)     (Zip Code)

                            (702) 841-4779
         ----------------------------------------------------
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  [ X ]              No  [___]

Number of shares outstanding of the issuer's common stock, as of September 30, 2000

Common Stock, par value $.001 per share                 71,394,494
----------------------------------------         ----------------------------
             Class                               Number of shares outstanding

                     INTERNET MULTI-MEDIA CORPORATION

                             TABLE OF CONTENTS

Part I. Financial Information

   Item 1. Financial Statements
                                                                         PAGE

        Condensed Consolidated Balance Sheets -
        At September 30, 2000 (unaudited) and at
        December 31, 1999                                                 3


        Condensed Consolidated Statements of Cash Flows                   4
        (unaudited) Nine months ended September 30, 2000
        and AT 31 December, 1999

        Notes to Condensed Consolidated Financial                         5
        Statements (unaudited)


   Item 2.  Management's Discussion and Analysis of Financial             7
            Condition and Results of Operation


Part II. Other Information

   Item 1.  Legal Proceedings                                            13

   Item 2.  Changes in Securities and Use of Proceeds                    13

   Item 3.  Defaults Upon Senior Securities                              13

   Item 4.  Submission of Matters to a Vote of Security                  13
            Holders

   Item 5.  Other Information                                            14

   Item 6.  Exhibits and Reports on Form 8-K                             14


   Signature Page                                                        15

                        INTERNET MULTI-MEDIA CORPORATION

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Information
          ---------------------

                        INTERNET MULTI-MEDIA CORPORATION

                               BALANCE SHEETS



                                              31-Dec-99          30-Sep-00
                                              (Audited)          (Unaudited)
                                             ------------       -------------
                  ASSETS

CURRENT ASSETS
   cash and cash equivalents                 $        890        $     18,538.77
   Account receivable                        $          -        $    236,498.13
   Trade accounts receivable, net            $          -        $    397,827.60
   Receivable, other
   Inventories, net                                              $  1,795,973.05
   Prepaid expenses and other                                    $     10,094.64
   Deferred tax assets -- current                                $          -
                                             ------------        ---------------
   TOTAL CURRENT ASSET                       $        890        $  2,458,932.19

NON CURRENT ASSET
   Property and equipment, net                                   $    552,666.77
   Goodwill, net                                                 $  2,069,197.04
   Non-compete agreement                                         $          -
   Other assets                                                  $    172,991.00
   Investment                                                    $          1.00
                                             ------------        ---------------
   TOTAL NON CURRENT ASSET                   $          1        $  2,794,854.81
                                             ------------        ---------------
   TOTAL ASSET                               $        891        $  5,253,787.00
                                             ============        ===============


                        INTERNET MULTI-MEDIA CORPORATION

                               BALANCE SHEETS


                                               31-Dec-99          30-Sep-00
                                               (Audited)          (Unaudited)
                                             ------------       ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Account Payable                           $     81,039        $    436,564.92
   Other payable                             $          -        $    144,755.37
   Income taxes payable                      $          -        $      7,447.35
   Advances                                  $          -        $     10,198.17
   Account payable - stockholder             $      1,442        $          -
                                             ------------        ---------------

   Total Current Liabilities                 $     82,481        $    598,965.81

   Deferred Income taxes payable             $          -        $    147,491.85
                                             ------------        ---------------
   TOTAL CURRENT LIABILITIES                 $     82,481        $    746,457.66
                                             ------------        ---------------

   SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value,
   10,000,000 shares authorized, Common
   Stock, $.001 par value 100,000,000
   shares authorized, 71,394,494 shares
   issued (24,380,400 - December 31, 1998)   $     19,210        $     65,222.25

   Capital in excess of par value            $  6,803,185        $  6,849,197.25

   Paid In Capital                                               $  3,155,400.00
   Reserve for capital payment                                   $    229,785.56

   Discount on common stock                  $    (98,290)       $    (98,290.00)
                                             ------------        ---------------
                                             $  6,724,105        $ 10,201,315.06

   DEFICIT                                   $ (6,805,695)       $ (5,693,985.72)
                                             ------------        ---------------
   TOTAL SHAREHOLDER'S EQUITY                $    (81,590)       $  4,507,329.34
                                             ------------        ---------------
      TOTAL LIABILTIES AND
      SHAREHOLDERS' EQUITY                   $        891        $  5,253,787.00
                                             ------------        ---------------
Revenue
   Manufacturing                             $          -        $    159,213.24
   Extraordinary Income                      $          -        $  1,474,132.19
                                             ------------        ---------------
      Total revenue                          $          -        $  1,633,345.43
                                             ------------        ---------------
Cost of Good sold
   Manufacturing                             $          -        $    123,180.62
   Other                                     $          -        $          -
                                             ------------        ---------------
      Total cost of good sold                $          -        $    123,180.62
                                             ------------        ---------------
Gross profit
   Manufacturing                             $          -        $     36,032.62
   From extraordinary income                 $          -        $  1,474,132.19

      Total gross profit                     $          -        $  1,510,164.81

Selling, general and administrative
   expenses                                  $          -        $    224,248.38
research and development cost                $          -        $    174,207.14
Interest expenses, net                       $          -

Unusual Items
   Write-off of deferred development
      costs                                  $          -
   Write down of investments                 $   (309,173)
   Reduction in account payable              $     15,000
   Write-off of goodwill                     $          -
                                             ------------        ---------------
       Total operating expenses and
          unusual items                      $   (294,173)       $    398,455.52
                                             ------------        ---------------

Net income (loss) before income taxes
   benefit (expense)                         $   (294,173)       $  1,111,709.29
                                             ============        ===============

   Net income (loss)                         $   (294,173)       $  1,111,709.29
                                             ============        ===============
   Earning (loss) per common share
     -  basic                                $      (0.01)       $          0.02
                                             ============        ===============
   Earning (loss) per common share
     - diluted                               $      (0.01)       $          0.01
                                             ============        ===============
   Weighted avergae niumber of common
     shares outstanding - basic                25,382,247             71,394,494
                                             ============        ===============
   Weighted average number of common
     shares outstanding - diluted              25,382,247             74,394,494
                                             ============        ===============


                        INTERNET MULTI-MEDIA CORPORATION
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
        NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)


1.2.    NOTES TO FINANCIAL INFORMATION

In the opinion of the management, such financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows of the Company for the interim period presented. The Financial Statements presented for the interim period ended September 30, 2000 is composed of Balance Sheet (Asset and Liabilities), Profit and Loss,Cash Flows and the notes hereby attached. The policy adopted allows to present a clear, correct and truthful financial information of the Company. The consolidated financial information which includes the subsidiary financial information are based on the official closing exchange rate 1 Euro=0.8765 USD as per Friday
September 29, 2000

During the first nine months of 2000, the Company's business activities involved the search for investment opportunities in diverse industries. The company also explored a variety of financing alternatives. On February 24, 2000 the Company entered into a letter of intent to acquire SMC Soundmusic.com Inc.
(SMC) This letter of intent is subject to certain terms and conditions, including, but not limited to:

        a) The execution of a formal share exchange agreement within 10 days (this 10 day limit was extended indefinitely by all parties in order to obtain a valuation of SMC)

        b) To the issuance of an unknown amount of shares of the Company to the current owners of SMC and to a finder;

        c)  The payment of $200,000 to SMC; and


        d) The appointment of a majority of directors of the Company by SMC. SMC is an online music and advertising company in the development stage, specializing in the promotion and distribution of music using music compression technology, including MP3. SMC is currently in discussions with several artists to be represented on the site on a non-exclusive basis. SMC is newly organized and has not achieved a profitable level of operations.
The company has advanced a loan of $55,000 to SMC in anticipation of completing the acquisition. Since this acquisition will not be completed and the company is not able to recover the loan, this amount has been written off the books as a bad debt. On August 8, 2000 the Company has acquired Oasis Technology s.r.l. dba AmEurotech s.r.l. against the issuance of 38,000,000 shares. Authorization for Debt Forgiveness has been provided by past President and Director, Sandy Winick to remove US$82,481.00 from the accounting records as a debt previously occurred in relation to Naturally Niagara. This amount represents a non-collectable debt and therefore was removed for accounting purposes.

The consolidated financial information of the company includes the financial information of the subsidiary Oasis Technology s.r.l. dba AmEurotech s.r.l.. The financial information of the subsidiary has been filed in Form 8-K on October 10, 2000 . The acquisition made allows the Company to increase its Current and Fixed Assets and to start to have Revenues. The Revenues
($1,633,345.43) presented are composed of   $159,213.24 due to direct sales of
the product of the subsidiary for the interim period considered; and an extraordinary Income, $1,474,132.19 due to the acquisition of the Bikappa s.r.l. activities. The shareholders' equity, due to the acquisition of the fully owned Subsidiary Oasis Technology s.r.l. dba AmEurotech s.r.l., is
increased to $ 4.507.329.34.   The company reports a profit for the interim
period of   $1,111,709,29. The number of shares outstanding as at September
30, 2000 is 71,394,494 and it provides a profit per outstanding share of 0.02 USD. The depraciation and the amortization has been calculated as 9/12 of the total for the fiscal year. The Company management believes that the acquisition of Oasis Technology s.r.l. dba AmEurotech s.r.l. will allow to increase the revenues during the year 2000 and opening of the market in USA with a direct distribution of its products will have the Company increasing its revenues and its profit. To support the marketing and the investor community on November 3, 2000 has been started the web site www.ameurotechonline.com which shows the products line and the activity of the Company and the subsidiary.

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


1.	MANAGEMENT DISCUSSION

The Financial Statements provided reflect the real situation of the Company as per September 30, 2000. All the Financial Statements including revenues and costs are reported as per standard policy .

The Company believes that the products developed and the acquisition made will increase the revenues starting from the 4th Quarter of the current Fiscal Year. The Company has already started to market the products within the US market. The first shipments of the products within the USA market will be made during the 4th Quarter year 2000. The forecast of the revenues will also increase due to the Distributorship Contract signed on June 2000 with Megatronica s.a. for over 2000 machines. Also the Assets acquired from Bikappa S.r.l. will allow to increase the revenues. The cost of the services (general costs) will have during the next period less influence than the first nine months ended due to increase of the sales. The Inventory of the Company will allow to increase the sales without increasing for the same percentage the purchase of the raw materials. The Company is also planning to make new investments for the equipment and machinery plant. The cash flow generated by the sales will support such investments. The Company is also planning to employ further engineers for its R&D department and therefore to keep the investments in this department as the main investment for the future of the Company.

1.1.	ORGANIZATION AND DIVIDEND POLICY

The Company was incorporated under the laws of the State of Utah on November 25, 1985 and initially elected a fiscal year end of January 31. The Company changed its year-end to December 31 starting in 1987. It sold its common stock to the public through a public offering. The Company has, at present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the company and other relevant factors. The financial data of the Company reflects partially the activity of the fully owned subsidiary Oasis Technology s.r.l. dba AmEurotech s.r.l. which was filed in Form 8-K on October, 10 2000. Since the acquisition, the Company is concentrating its efforts to establish an operative office in Charlotte, NC for the distribution and marketing of the products designed, developed and manufactured by the fully owned subsidiary Oasis Technology s.r.l. dba AmEurotech s.r.l. On November 30, 2000, Internet Multimedia Corporation will open its Charlotte office at 5970 Fairview, Suite 608 - Charlotte, NC 28210. The Company is also hiring staff which consist of a Investor and Public Relation Department, Sales and Administration Department, Techinical and Customer Support Department, and staff. The Company, since the acquisition of Oasis Technology s.r.l. dba AmEurotech s.r.l. also has employeed over 35 people in the several departments of the subsidiary. Oasis Technology S.r.l. was registered by American Holding Corporation on December 28, 1999 with a Paid in Capital of 11,000.00 Euro and the registered address was in Italy - Milan, Piazza Duomo 17 - and business address in Italy - Agrate Brianza (Milan). Oasis Technology S.r.l. is a Limited Liability Corporation. The Company became fully operative on January 4, 2000 when the VAT number was issued to the Company by the V.A.T. Financial Administration. According to the By Laws of the Corporation, Oasis Technology S.r.l. will close its first Fiscal Year on December 31, 2000. The Company's subsidiary started its business purchasing the Italian Stable Organization of the German Registered Company Oasis Europe GmbH the 13th of January 2000. The Assets and the activities purchased are referred to as the technology, employees, management, professional agreements, market and clients, inventory and any other asset belonging to Oasis Europe GmbH in Italy. The acquisition allowed Oasis Technology S.r.l. to have the technology already developed by Oasis Europe GmbH and therefore to focus on closing the Development Stage within the second Quarter of the Year 2000.
Once the Company finished the development stage and the sales started, during the third quarter the total shares outstanding of the Company were purchased by Internet Multimedia Corporation. Under the direction of Internet Multimedia Corporation, on September 29, 2000, Oasis Technology S.r.l. applied for the changing of the name into AmEurotech S.r.l., it has registered the Paid In Capital from 11,000.00 Euro to 3,600,000.00 Euro and the balance as Reserve for Paid in Capital. Oasis Technology S.r.l. dba AmEurotech S.r.l also acquired the Total Assets of Bikappa S.r.l., a 20 year old steel and aluminum manufacturing Company registered in Verona, (Italy),including all the activities, equipment, employees, clients and market. On September 29, 2000 Oasis Technology S.r.l. dba AmEurotech S.rl. moved its registered office and its business address in Italy - Viale Dell'Industria,1 - 37059 Zevio (Verona). The Oasis Technology s.r.l. dba AmEurotech s.r.l. started on January 2000 with only the CEO fully operative and on November 17, 2000 the company is composed of 35 people. The departments are: R&D department, technical, support and service department, manufacturing department, sales department, PR department, Board of Directors. Oasis Technology s.r.l. dba AmEurotech s.r.l.since the 30th of September 2000 is working under the direct control of a member of the Board of Director of Internet Multimedia Corporation. The Company is located in Zevio (Verona) and it has 3,500 square meter manufacturing facility and 400 square meters office facility. The Company is organized as a pyramid. The sales force is directed by the Company management.

1.2.2.	CERTAIN COMMON TRANSACTION

Prior to March 31, 1987, the Company completed a public offering whereby 15,000,000 ($150,000) pre-reverse split shares of its previously authorized but un-issued common stock were sold to the public at $.01 per share pursuant to an exemption from registration under federal law pursuant to Subsection 3(b) of the Securities Act of 1933, Regulation D.Rule 504. The public offering was, however, registered with Securities Division pursuant to U.C.A. Section
61 - 1 - 10. Net proceeds to the Company after deducting costs of the offering of $22,807 amounted to $127,193. On September 15, 1993 the board of directors of the Company authorized the issuance of 10,000,000 shares (50,000 post reverse split) of stock at par value ($.001 per share) to Arnold S. Grundvig, Jr. for services rendered on behalf of the Company with respect to the change of domicile, for taking over the responsibility as president of Yellow Jacket Corp. prior to the merger and for paying costs associated with the merger of the Company with Waco Holding Company. The above par value of the shares, $10,000, was discounted $7,000 to arrive at a value for the above at $3,000.

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

Also on June 26, 2000, registrant's Board of Directors adopted registrant's 2000 Consulting Services Plan (the "Consulting Plan") in order to advance the interests of the Corporation by rewarding, encouraging and enabling the acquisition of larger personal proprietary interests in the Corporation by employees, directors and former directors of, and consultant to, the Corporation, and its Subsidiaries who have: 1) served without salaries; 2) advanced funds to the Corporation; 3) incurred significant un-reimbursed expenses on behalf of the Corporation; and 4) assisted the Corporation and its' attorneys and accountants in dealing with shareholder inquiries and with the preparation and filing of corporate documents. The Consulting Plan awarded an aggregate of 3,253,000 shares of the registrant's $.001 par value common stock, valued at $.13 per share to certain persons.

The Consulting Plan was included as an Exhibit to a Form K.

Due to the implementation of the Consulting Plan, the exercise of options, and the issuance of 38,000,000 shares to acquire Oasis Technology.srl, the registrant, as of August 14, 2000 currently has 69,443,747 shares of its $.001 par value common shares outstanding, including options to purchase 850,000 shares.

On September 19, 2000 the Company entered into a Consulting Agreement with Dr. Guido Longo. The Consultant Agreement shall last 36 months and the compensation is made by a one time retainer fee of 2,500,000 Form S-8 Stocks and the option to participate with 2,000,000 option at a purchase price up to 0.20 USD in the Company's "Employee Option Plan", to be adopted by the Board of Directors
The Consultant Agreement was included as an Exhibit to a Form S-8.

1.3. BUSINESS

The Business of the Company is focused on the developing, design, manufacturing and sale multimedia kiosks for several application and to develop software tools (WAP) for the telecommunication industry.

* WAP - Wireless Application Protocol - Similar to the WWW technology, the WAP technology is a mixture between the TA (Telephony Application) and WWW. The server WAP is on the hand a Proxy server that provides a gateway to the Internet, by the other hand is a WTA (Wireless Telephony Application) a Gateway to mobile devices terminal as for example a GSM Mobile Phone Network. Due to the WTLS protocol layer (Wireless Transport Layer Security), the server permits to run secure real-time applications as e-business and e-banking as well as telephony application for new telephony services.

* AWP - Amusement with Prize - 3.0 RELEASE FOR PC BASED AWP MACHINES
The Company offers the market a complete product: software and cabinets. The
3.0 AWP Release of the software distributed under the logo OASIS, developed by Oasis Technology S.r.l. dba AmEurotech is the most innovative and state of the art software for AWP. The novelty is represented both by hardware and software. The extremely flexible software has been developed on a Windows(R) NT 4.0 platform. Thanks to the software flexibility the operator can set his machines according to his players requirements and expectations. A database contains all the events occurred and gives the operator useful marketing information. Detailed accounting is available for each game and for the single machine both on video and printed. All the machines work on a PC platform where each hardware component is selected carefully in order to give the highest performance. The new technology is going to substitute, due to its flexibility and cost effectiveness, the old traditional boards with high tech multi-games AWP machines .The highest level quality of the components used and the competitive price make this product the most successful and profitable in the market. Over two years of research and development has been necessary to give the market a high stable and reliable product. The Company has developed multi-game machines with a choice among up to 30 3D games with real theme music. Interaction with the player is through touch screen and buttons. Each machine is provided with features for any peripheral and device. On line system is available for data transmission and hardware monitoring. The Company has committed itself to manufacturing the most stable and reliable product on the market today. New games installation is made by auto-run CD. Oasis Technology S.r.l. dba AmEurotech S.r.l. provides its strong and attractive steel/timber made cabinets for the Global market with a typical Italian design.

*- TATOO - STAR GAZER - The Model Tatoo - "Star Gazer" is a brand new skill-game provided on a top bar machine whose electronic board and game software have also been engineered and developed by the Company. Several wins combinations are available along with an extra bonus and a Mister JP. Interaction between the game and the player is given by the front serigraphy, the sounds and the flushing led. The small new machine features new flexibility in the AWP industry. Also this machine is equipped with a sophisticated protection system against manipulations.

* AMUSEMENT Noa(R) 3D games are provided on stable and attractive machines working with a PC on Windows 98(R), Windows 2000(R) and also Linux(R). The 3D engine Noa(R) property of the Company is used to give special movement effects to original amusement games . The Company provides a range of about 50 games among strategy, ability, memory, cards solitaires. Each game has its original music themes. Interaction is given by Touch screen and a Joy Pad which allows the player to move around a 3D space.All new Noa(R) games are available on auto- installing CD.

* GAMBLING - MACHINES ON A PC BASIS The Company is developing casino games using the 3D NOA(R) engine on Windows 98(R) and Windows 2000(R) and Linux(R) in order to give the market stability and reliability along with a excellent graphic interaction. This new product will be ready about Q1 2001. At today stage it has already been developed and tested at the Bocconi University of Milan (Italy) the algorithm to meet the requirements of the US gambling Jurisdiction and it is at the integration stage. The machine will be a multi-game machine and based on the experience made, the Company has already got good responses from the market which is seeking new products. The Company is also working on the data transmission protocol as per USA Gambling Jurisdiction requirements. The cabinet can be provided with 18,1" STF LCD or SVGA screens. Its machine has a voltage meter to check power supply constantly. The cabinet can be equipped with any kind of device according to the market requirements. The Company. will provide the on line system for data transmission and hardware monitoring.

* CASINO ON-LINE The Company is also working on a project, Casino on line where the novelty is represented by the new credit system for wins replacing in this way any check shipment and the flexibility of the games together with the interaction with the player. The wins payment system is protected with encryption systems. Graphic is really attractive thanks to the NOA(R) 3D engine used.

* MULTIMEDIA KIOSKS The Company also manufactures net- kiosks for advertising and information and on-line application such as virtual shop. The Flexibility of the Company permits to have kiosks customized and a 3D graphic application which allows the user to create by himself, at low costs, an effective and graphically attractive presentation of his company. Net-kiosks can be used during exhibitions or events for promotion and marketing. Inside Stores, kiosks can provide better information service on products, offers, promotions, stock. Advertising on the spot through kiosks is for sure more successful. With on line systems and the adequate peripherals (credit card readers, printers ect.) kiosks can be used for e- commerce and internet surfing. A complete product made of hardware and software can be provided by the Company for special projects. Mc Laren Formula 1 Racing Team will use our products during the next race season.

* VENDING - The Company manufactures customized kiosks for vending. With the adequate peripherals and software the vending machines can be used for ticket, telephone cards, hot drinks distribution. The Company is now engenering a new hot drinks distributor which will be launched in the Italian and American market in 2001.

1.4. MARKET

The Company, thorugh the acquisition of Oasis Technology s.r.l. dba AmEurotech s.r.l., has the vision to become leader in the global market for its own products. The market provides several competitors within the different fields of application of the Company products. The capability of the Company consists in having created flexible products and technology which allows Internet Multimedia Corporation Group to be leader in the Global Market. Globally the competitors are divided per application due to the fact that their technology doesn't, generally speaking, provide flexibility. The Oasis Technology S.r.l. dba AmEuroptech S.r.l. Kiosks, as per general definitions, can be used either as with multimedia application, amusement, amusement with prize, gambling, telephony and vending. The needs of the market in the several fields is growing and it is changing due to the new technology. The Global Market is moving to the wireless applications. The distribution of the mobile-cellular equipment is increasing and the forecast of such products shows a grow in the 3 digits in the next three years. The Company has already started to develop WAP (Wireless Application Protocol) product applications.

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

Due to the implementation of the Consulting Plan, the exercise of options, and the issuance of 38,000,000 shares to acquire Oasis Technology.srl, the registrant, as of November 14, 2000 currently has 71,394,494 shares of its $.001 par value common shares outstanding.

On or about August 2, 2000 registrant issued 38,000,000 shares of its common stock to Stefano Zorzi in an exchange (stock swap) for all of the assets of Oasis Technology.srl ("Oasis"), an Italian Corporation located in Verona, Italy. The acquisition was through a stock swap and Oasis Technology s.r.l. dba AmEurotech s.r.l. is now a wholly owned subsidiary of registrant. The registrant exchanged a total of 38,000,000 shares of its common stock for 100% of Oasis Technology s.r.l. dba AmEurotech s.r.l.. A final version of this agreement was included in a Form 8-K filed on August 7, 2000. The audited financial information of the subsidiary Oasis Technology s.r..l. dba AmEurotech s.r.l.were filed in the Form 8-K on October 10, 2000. This acquisition makes Mr. Zorzi the majority shareholder in registrant. Mr. Zorzi owns approximately 55.31% of the outstanding common shares of registrant. The issuance of the 38,000,000 shares to Mr. Zorzi was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On September 19, 2000 the Company entered into a Consulting Agreement with Dr. Guido Longo. The Consultant Agreement shall last 36 months and the compensation is made by a one time retainer fee of 2,500,000 Form S-8 Stocks and the option to participate with 2,000,000 option at a purchase price up to 0.20 USD in the Company's "Employee Option Plan", to be adopted by the Board of Directors. The Consultant Agreement was included as an Exhibit to a Form S-8


Item 3    DEFAULTS UPON SENIOR SECURITIES

Not applicable


Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of shareholders during the period covered by this report.

Item 5    OTHER INFORMATION

The Board of Directors of registrant, with the exception of Mr. Reno J. Calabrigo resigned on August 8, 2000. Mr. Calabrigo shall continue as Chief Executive officer of the Company.

Mr. Tom Knowles has been appointed as President and a director of registrant. In addition, Mr.Stefano Zorzi, the majority shareholder of registrant, has been appointed a director of registrant.


Item 6   EXHIBITS & REPORTS ON FORM 8-K

a.  Exhibits

    27.     Financial Data Schedule


b.  Reports on Form 8-K

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

A July 31, 2000 Form 8-K announced the adoption of the company's
2000 Stock Option and 2000 Consulting Services Agreement.

On August 9, 2000 the Company filed a Form 8-K to announce its acquisition of Oasis Technology,srl, Mr. Stefano Zorzi becoming the majority shareholder of the company, the resignation's of all but one the company's directors.

On October 10, 2000 the Company filed a Form 8-K/A to provide the audited financial information of Oasis Technology s.r.l. dba AmEurotech s.r.l., fully owned subsidiary.

On October 17, 2000 the Company filed a Form 8-K to announce the appointment of Mr. Reno Calabrigo as Chief Financial Officer, Mr. Sandy Winick as Chief Financial Officer and Mr. Thom Knowles as President and Director of the Company



WHERE YOU CAN FIND MORE INFORMATION ABOUT US

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. You may read and copy any materials that we have filed with the SEC at its Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

                                 SIGNATURES
                                 ----------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTERNET MULTI-MEDIA CORPORATION
                                   (Registrant)


Dated:   November 20, 2000         BY: /s/Thomas Knowles
                                      ------------------------------------
                                      Thomas Knowles, President