Form 10QSB/A
period 2000-09-30
AMEUROTECH CORP
filed 2001-04-11
CIK 1104467

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB/A

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
             Class                               Number of shares outstanding

                     INTERNET MULTI-MEDIA CORPORATION

                             TABLE OF CONTENTS

Part I. Financial Information

   Item 1. Financial Statements
                                                                         PAGE

        Condensed Consolidated Balance Sheets -
        At September 30, 2000 (unaudited) and at
        December 31, 1999                                                 3


        Condensed Consolidated Statements of Cash Flows                   5
        (unaudited) Nine months ended September 30, 2000
        and AT 31 December, 1999

        Notes to Condensed Consolidated Financial                         6
        Statements (unaudited)


   Item 2.  Management's Discussion and Analysis of Financial             7
            Condition and Results of Operation


Part II. Other Information

   Item 1.  Legal Proceedings                                            13

   Item 2.  Changes in Securities and Use of Proceeds                    13

   Item 3.  Defaults Upon Senior Securities                              13

   Item 4.  Submission of Matters to a Vote of Security                  13
            Holders

   Item 5.  Other Information                                            14

   Item 6.  Exhibits and Reports on Form 8-K                             14


   Signature Page                                                        15

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
                                             ============        ===============


                        INTERNET MULTI-MEDIA CORPORATION

                             STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   UNAUDITED




INDIRECT METHOD
                                                              NINE MONTHS       YEAR
                                                                 ENDED          ENDED
                                                               SEPTEMBER       DECEMBER
                                                               30, 2000        31, 1999
                                                             -------------   -------------

CASH FLOW FROM OPERATING ACTIVITIES

Net income(loss)                                             $   1,111,709   $    (294,173)
Adjustments to reconcile net income(loss) to net cash
 used in operating activities
   Depreciation and amortization                                   226,461
   Increase in paid in capital                                   3,431,198
   Deferred income taxes                                           147,492
Changes in assets and liabilities
   Accounts receivable                                            (634,326)        309,173
   Inventories                                                  (1,795,973)           -
   Prepaid expenses                                                (10,095)
   Accounts payable                                                510,479         (15,000)
   Income taxes payable                                              7,447
   Stockholder advances                                             (1,442)
                                                             -------------   -------------
                                                                 1,881,241         294,173
                                                             -------------   -------------
NET CASH FROM OPERATING ACTIVITIES                               2,992,950            -
                                                             =============   =============


CASH FLOW FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                         (2,848,325)           -
  Acquisition of other assets                                     (172,991)           -
                                                             -------------   -------------
NET CASH USED IN INVESTING ACTIVITIES                           (3,021,316)           -
                                                             =============   =============

CASH FLOW FROM FINANCING ACTIVITIES
  Increase in common stock                                          46,015            -
                                                             -------------   -------------
NET CASH FROM FINANCING ACTIVITIES                                  46,015            -
                                                             =============   =============


NET CASH                                                            17,649            -

CASH AND EQUIVALENTS - OPENING                                         890             890
                                                             -------------   -------------
CASH AND EQUIVALENTS - CLOSING                               $      18,539   $         890
                                                             =============   =============


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

                                   INTERNET MULTI-MEDIA CORPORATION
                                   (Registrant)


Dated:   April 11, 2001            BY: /s/Stefano Zorzi
                                      ------------------------------------
                                      Stefano Zorzi, President & Director