Form 10KSB
period 2000-12-31
AMEUROTECH CORP
filed 2001-04-17
CIK 1104467

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
                            ENDED DECEMBER 31, 2000


                       Commission File Number 0-29297


                            AMEUROTECH CORPORATION
         ---------------------------------------------------
         (Formerly known as INTERNET MULTI-MEDIA CORPORATION)


       (Exact Name of Small Business Issuer as specified in its charter)

         Nevada                                         87-0431096
   ----------------------------                --------------------------
   (State or other jurisdiction                (IRS Employer File Number)
      of incorporation)

   5970 Fairview Road, Suite 608, Charlotte, NC                     28210
   ----------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

                                 (704) 926-5440
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                           Common stock, par value $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to the filing requirements for at least the past 90 days. Yes [X ] No [   ]

Indicate by check mark if disclosure of delinquent filers in Response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ X] No [ ]

As of December 31, 2000, 2,467,755 shares of the Registrant's common stock were outstanding. As of Closing on December 31, 2000 the estimated market value of registrant's common stock was $1,998,881.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Documents incorporated by reference: None

                             CONTENTS
PART I                                                           Page No.

Item 1.  Description of Business................................    3

Item 2.  Description of Property................................    7

Item 3.  Legal Proceedings......................................    7

Item 4.  Submission of Matters to a Vote of
           Security Holders.....................................    7
PART II

Item 5.  Market For Common Equity and Related
           Stockholder Matters..................................    8
Item 6.  Management's Discussion and Analysis and
           Results of Operations................................    9

Item 7.  Financial Statements ..................................    10

Item 8.  Changes in and Disagreements With Accountants..........    11

PART III

Item 9.  Directors, Executive Officers, Promoters
           and Control Persons..................................    11

Item 10.  Executive Compensation................................    13

Item 11.  Security Ownership of Certain Beneficial
            Owners and Management...............................    14

Item 12.  Certain Relationships and Related Transactions........    14

Item 13.  Exhibits, Financial Statement Schedules and
            Repots on Form 8-K..................................    14

SIGNATURES......................................................    15

Financial Statements & Notes to Financial Statements............  F-1 - F-

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS

AmEurotech Corporation  (the "Company" or the "Registrant") is a
Nevada Corporation. The principal business office is 5970 Fairview Road, Suite 608, Charlotte, NC 28210. It's telephone number is (704) 926-5440.

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

The Company entered into a Plan and Agreement of Merger dated March 17, 1998 with NN Acquisition Corp. and Naturally Niagara Beverage Corporation; which became effective June 1, 1998. The Company acquired the exclusive license to produce and market various related spring water beverage products. On January 25, 2000 the Company changed its name to Internet Multi-Media Corporation.

On August 8, 2000 the Company acquired 100% of the shares of Oasis Technology s.r.l., an Italian multimedia and amusement software company headquartered in Milan. Oasis Technology s.r.l. became a subsidiary, 100% owned, of Internet Multimedia Corporation.

On September 29, 2000, Oasis Technology s.r.l. changed name into
AmEurotech s.r.l. and moved its registered and business office to Zevio - Verona - Italy.

On September 29, 2000 AmEurotech Corporation acquired the assets of Bikappa s.r.l. and incorporated them into its Italian subsidiary,
AmEurotech s.r.l.   Internet Multimedia Corporation at the end of the
3 quarter of  2000 consisted of the United States business entity (the
Issuer) and its wholly owned subsidiary, AmEurotech s.r.l.   On
December 18, 2000 the issuer changed the name into Ameurotech
Corporation.

The Company, during the fiscal year 2000, has moved from a development stage company, with a minimum capital to a company having a manufacturing facility, a hardware and software development division and manufacturing assembly lines in Italy. AmEurotech Corporation is engaged, today, in the global market of amusement machines, multimedia machines which gives it a complete vertical integration within its industry. The Company is working into expanding in the Global Market with its sales. The company web site is www.ameurotechonline.com .

The Common Stock of Ameurotech Corporation (the "Common Stock") is traded on the NASD OTCBB Inter Dealer Network under the symbol "AMEU".

Products

The Business of the Company is focused on the developing, design, manufacturing and sale of multimedia kiosks for several applications and to develop software tools (WAP) for the telecommunication industry.

* WAP - Wireless Application Protocol - Similar to the WWW technology, the WAP technology is a mixture of TA (Telephony Application) and WWW. The server WAP is a proxy server that provides a gateway to the Internet. WTA (Wireless Telephony Application) is a Gateway to mobile device terminals, such as a GSM Mobile Phone Network. Due to the WTLS protocol layer (Wireless Transport Layer Security), the server permits the running of secure, real-time applications such as e-business and e-banking, as well as telephony application for new telephony services.

* AWP - Amusement with Prize - 3.0 RELEASE FOR PC BASED AWP MACHINES
The Company offers the market a complete product line: software and cabinets. The 3.0 AWP Release of the software, distributed under the logo OASIS, was developed by Oasis Technology S.r.l. (now AmEurotech s.l.r) and is the most innovative, state of the art software for AWP. The extremely flexible software has been developed on a Windows(R)
NT 4.0 platform. Thanks to the software flexibility the operator can set his machines according to his players requirements and expectations. A database contains all the events occurred and gives the operator useful marketing information. Detailed accounting is available for each game and for the single machine both on screen and printed. All the machines work on a PC platform where each hardware component is selected carefully in order to give the highest performance. The new technology is going to substitute, due to its flexibility and cost effectiveness, the old traditional boards with high tech multi-games
AWP machines. The highest level quality of the components used and the competitive price can make this product the most successful and profitable in the market. More than two years of research and development have gone into this product to insure its ability to maintain a large market share and to give end users the most reliable of products. The Company has also developed multi-game machines with a choice of up to 30 3D games, each with individual theme music. Interaction with the player is through a unique touch screen and button design. Each machine is provided with features for any peripheral and device. On line systems are available for data transmission and hardware monitoring. The Company has committed itself to manufacturing the most stable and reliable product on the market today. New game installation is made by auto-run CD. AmEurotech
S.r.l., the issuer's Italian subsidiary, provides its customers with a superior, high quality cabinet, combined with the latest Italian designs, ready to compete in the ever growing global gaming market.

* TATOO - STAR GAZER - The Model Tatoo - "Star Gazer" is a brand new skill- game provided on a bar-top machine whose electronic board and game software have also been engineered and developed by the Company. Several win combinations are available along with an extra bonus and a Mister JP. Interaction between the game and the player is provided through the use of front serigraphy coupled with sounds and a flushing LED display. This small machine features provides flexibility for end users in the AWP industry. Most important to end users, this machine is equipped with a sophisticated protection system against illegal manipulations of the games.

* AMUSEMENT Noa(R) 3D games are provided on stable and attractive machines working with a PC on Windows 98(R), Windows 2000(R) and also Linux(R). The 3D engine Noa(R), developed by the Company is used to give special movement effects to original amusement games . The Company provides a range of about 50 games among strategy, ability,
memory and playing card games, such as solitaire.   Each game has
original music themes. Interaction is given by Touch screen and a Joy Pad which allows the player to move around in 3D space. All new Noa(R) games are available on auto- installing CD.

* GAMBLING - MACHINES ON A PC BASIS The Company is developing casino games using the 3D NOA(R) engine on Windows 98(R) and Windows 2000(R) and Linux(R) to offer much needed stability and reliability along with a excellent graphic interaction to the market of internet gaming. This new product will be ready around the third quarter of 2001.
Presently, the product is being developed and tested at the Bocconi University of Milan (Italy). At this time, the algorithms necessary to meet the requirements of the US gambling industry is being integrated into the programs. The machines will be multi-game machines offering this industry the best and the latest technology. The Company is also working on the data transmission protocol as per USA gambling industry requirements. The cabinet can be provided with a 18" STF LCD or SVGA screens. Its machine will be equipped with an internal voltage meter to check power supply output on a continuous basis. The cabinet can be equipped with interchangeable devices as the market dictates. As an additional service, the Company. will provide the on line system for data transmission and hardware monitoring.

* CASINO ON-LINE The Company is also working on a project, "Casino On Line" which will provide a secure credit card transmission system allowing for direct payment to users for wins, replacing antiquated
gaming pay-back systems.   The win payment system is designed with a
sophisticate encryption system, offering greater security both to the operator and the player. Graphic interaction is enhanced with the Company's NOA(R) 3D engine system.

* MULTIMEDIA KIOSKS The Company also manufactures net- kiosks for advertising and information and on-line applications such as virtual shopping malls. The flexibility the Company enjoys, because of its diversified operations, permits all of its kiosks to have the ability to be customized with 3D graphic applications, allowing the owner to create internally, at low costs, an effective and graphically attractive presentation of the company. Net-kiosks can be used during exhibitions or events for promotion and marketing. Inside stores, kiosks can provide better information service on products, offers, promotions and stock on hand. Advertising on the spot through kiosks has proven to be a potent application of their ability to entice customers. With on line systems and the adequate peripherals (credit card readers, printers etc.) kiosks can be used for e- commerce and internet surfing. A complete product made of hardware and software can be created by the Company for special projects as dictated by end users.

* VENDING - The Company manufactures customized kiosks for vending. With the adequate peripherals and software the vending machines can be used for ticket, telephone cards, hot drinks distribution. The Company is now in the development state of a new hot drink vending machine which will be launched in the Italian and American market in late
2001 or early 2002.

Recent Development

In December of 2000, the Italian government issued new regulations pertaining to electronic skill games. All machines operating within Italy must, therefore, operate within the tolerances dictated by the new regulations (Italian Gaming Law Section 388/2000). The Company's software, on March 8, 2001, was certified by official governmental
experts, to qualify under the new regulations.   The certification
allows the company to expand its sales in the Italian Market.   The
products of the Company are now totally developed according to the new law and the Company has already been experiencing sale within the Italian. Future sales within the Italian market are expected to expand.

Development of demand and market trend

In August of 2000, AmEurotech Corporation acquired 100% of AmEurotech s.r.l., which is now a wholly owned subsidiary of the issuer. The capability of the Company to compete in the global marketplace, offering its software based products, has been greatly enhanced, due to the ability not only provide the software products, but hardware, as well. The AmEurotech Corporation kiosks can be used with multimedia applications, amusements, amusements with prizes, gambling, telephony and vending. The needs of the market in these areas is growing and it is rapidly changing due to new technology. Additionally, the global market is moving to wireless applications. The distribution of mobile-cellular equipment is increasing and the forecast of such products shows a growth in the triple digits in the next three years. Ameurotech Corporation has already started to develop gaming- WAP (Wireless Application Protocol) product applications.

Within the amusement industry, the Company is positioning itself as one of the future leaders. The Company has recently signed a three year contract with Megatronica s.a., of Athens, Greece, for distributing the Company's products within the Greek market. During the year 2001 Ameurotech Corporation and its subsidiary will participate most of the major amusement trade shows in Europe and USA.

Employees

AmEurotech Corporation, and its subsidiary AmEurotech s.r.l., employs approximately 40 people. The company believes that during the year 2001 it will need to expand its workforce not only in Europe, but within the United States.

ITEM 2.   DESCRIPTION OF PROPERTY

AmEurotech Corporation's principal business offices are located in a leased facility in Charlotte, North Carloina. Total square footage is approximately 1,500 Sq. Feet. The current annual rent for the Company's rent leased as of December 31, 2000 is approximately
$41,000 USD. The subsidiary, AmEurotech s.r.l.'s principal business offices are located in a leased facility in Zevio - Verona - Italy. Total square footage is approximately 40,000 Sq. Feet and the annual rent is approximately $49,000 USD. The Company believes its facilities are adequate and generally suitable for its business requirements at the present time and for the immediate future.

ITEM 3.   LEGAL PROCEEDINGS

No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 11, 2000 the Board of Directors recommended to the security holders of the Company the following:

     a.   That the Company change its name from Internet Multi
          Media Corporation to Ameurotech Corporation; and

     b. That the Company conduct a reverse stock split of its $0.001 common shares of one share for each 30 shares outstanding.

On November, 11, 2000, the holders of a majority of the shares of the issuer entitled to vote on such matters adopted the recommendations of the Board of Directors, and pursuant to Nevada Revised Statute 78.320 executed a "Statement of Consent to Action By Shareholders" (Exhibit 20.1). The number of shares outstanding at the time of adoption of this amendment was 72,500,000; 53% did consent to the amendment. The number voting against was zero.

The total number of shares of the Company's Common Stock, $.01 per value, outstanding as of December 31, 2000 was 2,467,755

                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The number of holders of records of the Company's Common Stock as of the close of business on December was approximately 570. The Company's shares of Common Stock are currently traded on the NASD OTCBB Inter Dealer Network under the symbol "AMEU". Until February 8, 2000 the Company traded under the symbols MNIA and MNIAE.OB and until December 18, 2000 the Company traded under the symbol IIMC.
These figures are from the Bloomberg Professional site.


       Period                High           Low
       ----------------------------------------
       1999
       First Quarter          .27           .05
       Second Quarter         .69           .09
       Third Quarter          .20           .04
       Fourth Quarter         .40           .04

       2000
       First Quarter         1.19           .10
       Second Quarter         .46           .14
       Third Quarter          .62           .24
       Fourth Quarter        1.30           .07



No dividends have been declared on the Company's stock, nor does the Company foresee any dividends being declared in the near future since the Company has had no earnings to date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis explains trends in the Company's financial conditions as of December 31, 2000 and 1999 and results of operations for each of the most recent two years and the period ended December 31, 2000. It is intended to help shareholders and other readers understand the dynamics of the Company's business and the key factors underlying its financial results. The financial data and balance sheet include the financial data and balance sheet of the subsidiary AmEurotech s.r.l. . Financial data of the subsidiary have been reported at the exchanged rate of 1 Euro = 0.9299 USD. This discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-KSB, and with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000. Management believes that certain statements in this discussion and analysis constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to: statements relating to potential growth or to potential increases in revenues and net income through previous, potential or possible mergers; acquisitions; license agreements; share exchanges; and joint ventures. These statements often can be identified by the use of terms such as "may", "will", "expect", "anticipate", "estimate", "should", "could", "plans", "believes", "potential", or "continuing", or the negative of these terms. Such forward-looking statements speak only as of the date made and may involve both known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, achievements or events. Moreover, neither the Company nor any other person assumes responsibility for the accuracy or completeness of such statements. The Company disclaims any responsibility to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Overview

AmEurotech Corporation (formerly Internet Multimedia Corporation), through its subsidiary is committed to design, develop and manufacture multimedia kiosks for several applications including, but not limited to, the amusement and gaming industry and the Wireless Application Protocol (WAP). The Company has acquired, in August 2000, AmEurotech S.r.l. (formerly Oasis Technology s.r.l.) which is based in Italy. The Italian company is now a 100% owned subsidiary of AmEurotech
Corporation.   It has developed the software and hardware and
integrated into kiosks amusement and skill with prize games. The Italian subsidiary is presently selling its products within the European Market. On June 2000 AmEurotech s.r.l. signed an important distributorship contract with Megatronica s.a. - Athens - Greece.
This contract is attached as Exhibit 10.1. The Company is presently under negotiations to enter contracts for the sale of its products with companies in Switzerland, France, Spain and the UK.
Additionally, Ameurotech Corporation is starting to market the product within the United States. Investment by the company in advertisement will be done during the fiscal year 2001 in order to begin gaining a presence within the United States markets for similar products. The Company is also evaluating the possibility to acquire distributors in the United States.

Year Ended December 31, 2000 Compared to the Year Ended December 31,
1999

Prior to the acquisition of the issuer's subsidiary, Ameurotech s.l.r. in August of 2000, the company was not engaged in an active trade or business. As is reflected in the previously filed annual reports on form 10-KSB, the company had no revenues and conducted little or no business, except for the efforts of seeking merger or acquisition partners and targets.

Results of Operations

Revenues: The revenues generated were a result of operations of the subsidiary Oasis Technology s.r.l. (now Ameurotech s.r.l.). Compared to the year 1999, which had no revenues, the company, in 2000, has started to show revenues

Cost of Revenues: The cost of revenues represents the cost of operations of the Italian subsidiary in the development of its products.

Selling General and Administrative:   Most of the expenses are related
to the subsidiary and they include the marketing and the development cost incurred by the subsidiary.

Interest Expense: The interest expense increases due to a loan from an Italian Bank's, fourth quarter grant of a revolving loan of over $300,000 USD and a medium term loan of approximately $720,000 USD payable quarterly for five years.

The Company has increased its assets thru acquisitions. The Company, in August of 2000, purchased 100% of the outstanding shares of Oasis Technology s.r.l. (now Ameurotech s.r.l.) through the issuance of 38,000,000 shares of its $0.001 common securities. On September 29, 2000 Ameurotech s.r.l. purchased the assets of Bikappa s.r.l. The consideration for these assets consisted of cash and shares of the Company's common securities.


ITEM 7.   FINANCIAL STATEMENTS

The financial statements of the Registrant, and the related notes are set forth at pages F-1 through F-__ attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Information as to the directors and officers:

Name                    Age        Director since
----                    ---        --------------

Stefano Zorzi,          38         Director since August 2000 and CEO since
                                   November 14, 2000 and President since
                                   January, 2001.  Technological and
                                   Economical Studies at the University of
                                   Padova. Knight Commander and Primate of
                                   Italy of the Order of S. John of
                                   Jerusalem of the Knights of Malta.

Gianni Callegari        45         Director since November 2000 and
                                   presently Treasurer.  General Manager of
                                   AmEurotech s.r.l. since October 2000. Top manager at IBM Europe and Zanussi Group manufacturing and robotic manager.
                                   Financial Advisor and Merge and
                                   Acquisition manager for the Consulate of

                                   Canada in Italy.  Technological and
                                   Economical Studies at the University of
                                   Padova.

Elsia Popolo            58         Retired.   Director and Secretary,
                                   Consumer Marketing Strategist. Logistic
                                   manager within the Public Administration.
                                   Ecomonical Studies.

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

The Company believes that during the period from January 1, 2000 through December 31, 2000 (the Company was required to file reports with the SEC during this period) there was a single filing that is delinquent. In August of 2000, Mr. Stefano Zorzi became the owner of 38,000,000 shares of the Company's common securities. This amount constituted fifty one (51%) percent of the outstanding shares of the Company. As a result of that transaction, Mr. Zorzi was required to file, on Form 3, a notice that he was now an owner of more than ten

(10%) percent of a class of equity securities of the issuer. As of the date of the filing of this Form 10-KSB, no Form 3 has been filed by Mr. Zorzi.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
________________________________________________________________________
Title Of Class    Name and Address of    Amount and Nature      Percent
                   Beneficial Owner      of Beneficial Owner    of Class
------------------------------------------------------------------------

 .001 Common       Sterano Zorzi          1,266,667 shares[1]       51%
                  Verona, Italy
________________________________________________________________________



ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation Table



--------------------------------------------------------------------------------------------------------------------
                                                   SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
                                                                                Long-Term Compensation
                                                                          -------------------------------
                                       Annual Compensation                         Awards         Payouts
                               ---------------------------------------    ---------------------   -------
   (a)                 (b)      (c)            (d)         (e)               (f)       (g)         (h)          (i)
Name and                                                  Other           Restricted Securities              All
Principal                      Salary         Bonus       Annual          Stock      Underlying   LTIP       Other
Position              Year      ($)            ($)        Compensation    Awards($)  Options      Payouts    Compensation
-------------------------------------------------------------------------------------------------------------------------

Thom Knowles,
President             2000      -0-            -0-        270,000[2]        -0-        -0-          -0-          -0-

Reno J. Calabrigio,
CEO                   2000      -0-            -0-        919,000[3]        -0-        -0-          -0-          -0-

Cornelia Patterson,
Secretary             2000      -0-            -0-        250,000[4]        -0-        -0-          -0-          -0-

Michael Waldkirch,
Director              2000      -0-            -0-        615,000[5]        -0-        -0-          -0-          -0-

Janet Winkler,
Director              2000      -0-            -0-         50,000[6]        -0-        -0-          -0-          -0-

--------------------------------------------------------------------------------------------------------------------


[1] Reflects amount of shares after reverse split (1 for 30) authorized by shareholders on November 11, 2000.
[2] All compensation was paid in Common Shares of the Issuer; all shares issued were registered in accordance with an S-8 filing with the Commission.
[3] All compensation was paid in Common Shares of the Issuer; all shares issued were registered in accordance with an S-8 filing with the Commission.
[4] All compensation was paid in Common Shares of the Issuer; all shares issued were registered in accordance with an S-8 filing with the Commission.
[5] All compensation was paid in Common Shares of the Issuer; all shares issued were registered in accordance with an S-8 filing with the Commission.
[6] All compensation was paid in Common Shares of the Issuer; all shares issued were registered in accordance with an S-8 filing with the Commission.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

Other than as reflected in Item 9, above, no person or entity controls more than five (5%) percent of the issued and outstanding shares of the Company.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Oasis Technology, s.r.i. purchase: In August of 2000, the Issuer entered into a share exchange with Mr. Stefano Zorzi. Mr. Zorzi owned 100% of the issued and outstanding shares of Oasis Technology, s.r.l., an Italian company. In exchange for 38,000,000 shares of the Issuer, Mr. Zorzi transferred all of his shares in Oasis Technology, s.r.l. to the Company. Oasis Technology, s.r.l. then became a wholly owned subsidiary of the Issuer. This transaction has been reported on Form 8-K, filed by the Company with the Securities and Exchange Commission, on August 9, 2000. Mr. Zorzi is now, as a result of this transaction, a "control person" as that is defined by the Commission, as well as an officer and director of the Issuer.

(b) Asset Purchase from Bikappa, s.r.l.: The Issuer purchased from Bikappa, s.r.l. all of the company's assets. The consideration for this purchase was $1,563,942.00 (US). The assets consists of manufacturing equipment, inventory, commercial vehicles and patents and trademarks (European Community Patents). The official appraisal value of all of the assets purchased is $1,800,000.00 (US). Bikappa, s.r.l. is owned by American Holding Corporation, of which Mr. Stefano Zorzi is a "controlling person".


                                PART IV

ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K.

(a) Incorporated by reference is the Form 8-K/A, as filed with the Securities and Exchange Commission on October 10, 2000.

(b) Incorporated by reference are the Forms 8-K Current Report and 8-K/A, as filed with the Securities and Exchange Commission on October 17, 2000 and November 27, 2000.

(c)   Exhibit List:

      10.1       Distribution Agreement with Megatronica Group, SA

      20.1       Statement of Consent To Action by Shareholders

      20.2       Amended Articles of Incorporation

      21         Subsidiaries of Registrant

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this to be signed on its behalf by the undersigned, thereto duly authorized.

                                AMEUROTECH CORPORATION



Dated: April 16, 2000           By:________/s/Stefano Zorzi_______________
                                   Stefano Zorzi, CEO & President


                                By:________/s/Elisa Popolo________________
                                   Elsia Popolo, Director & Secretary


                                By:________/s/Gianni Callegari____________
                                   Gianni Callegari, Director and Tresurer

                           CONSOLIDATED BALANCE SHEET
                             AMEUROTECH CORPORATION

                                                                      31-Dec-00
                                     ASSETS

CURRENT ASSETS:
      Cash and Cash equivalents                                  $       275.56
      Accounts receivable                                        $   724,063.45
           from third party                                      $   247,307.98
      Inventory
           Raw Materials, subsidiary materials and consumables   $ 1,308,722.30
           Work in progress and semi-finished                    $   200,654.11
           Finished iproducts and goods                          $    80,944.78
      Prepaid expenses and other current assets                  $    29,343.21

           Total Current Assets                                  $ 2,591,311.39

FIXED ASSETS
      Intangible Assets, net:
           Start up and expansions costs                         $    56,078.97
           Research, developmenent and advertisement costs       $   272,220.62
           Industrial patent and intellectual property           $     2,611.94
           Goodwill                                              $ 2,082,938.48
           Other intangible assets                               $     9,762.26
      Total Intangible Assets, net                               $ 2,423,612.37

      Tangible Assets, net:
           Plant and machinery                                   $   341,238.32
           Industrial and commercial equipment                   $    75,285.50
           Other assets                                          $   200,642.77
           Work-in-progress and advances                         $     1,200.63
      Total Tangible Assets, net                                 $   618,367.22

           Total Fixed Assets                                    $ 3,041,979.59

TOTAL ASSETS                                                     $ 5,633,290.98

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITY:
      Account payable:
           To customers                                          $   604,531.34
           To Banks                                              $   201,921.40
           To social security institutions                       $    37,032.24
           Taxes                                                 $    30,679.17
           Others                                                $    37,677.59
           To third party                                        $ 1,544,521.64
      Accrued Liabilities and deferred income                    $    58,708.89
      Advances - received on accounts                            $    10,819.49
      Accrued payroll and related costs                          $   164,231.63

           Total Current Liabilities                             $ 2,690,123.39

LONG-TERM DEBT:                                                  $   722,145.96

           Total Liability                                       $ 3,412,269.35

SHAREHOLDER EQUITY
      Common Stock:
      Preferred Stock
      Additional paid-in capital                                 $ 3,347,640.00
      Accumulated other comprehensive loss
      Accumulated deficit                                        $(1,126,618.37)

           Total Shareholders' Equity                            $ 2,221,021.63

TOTAL LIABILTITY AND SHAREHOLDERS EQUITY                         $ 5,633,290.98

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AMEUROTECH CORPORATION

                                                                     31-Dec-00

REVENUES                                                        $   678,141.13
COST OF REVENUES                                                $   633,097.11
                                                                --------------

  Gross Profit (Loss)                                           $    45,044.02

OPERATING EXPENSES:
  Selling, General and administrative                           $   658,020.55
  Depreciation and Amortization                                 $   455,946.29
                                                                --------------
                                                                $ 1,113,966.84

OPERATING PROFIT (LOSS)                                         $(1,068,922.82)

INTEREST INCOME                                                 $       528.61
INTEREST EXPENSE                                                $   (17,286.29)
OTHER COST                                                      $   (40,937.88)

PROFIT (LOSS) from continuing operations                        $(1,126,618.38)
  BEFORE INCOME TAXES
INCOME TAXES

LOSS (PROFIT) FROM CONITNUING OPERATIONS                        $(1,126,618.38)

NET PROFIT (LOSS)                                               $(1,126,618.38)

BASIC AND DILUTED LOSS PER SHARE:
  Loss from Continuing operations

  NET PROFIT (LOSS)

AVERAGE COMMON SHARES OUTSTANDING

AMEUROTECH CORPORATION
f/k/a INTERNATIONAL MULTI-MEDIA CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1999
----------------------------------------------------------------


----------------------------------------------------------------


                                                        1999
                                                   -------------


REVENUE                                            $        --

COST OF SALES                                               --
----------------------------------------------------------------

GROSS MARGIN                                                --
----------------------------------------------------------------

EXPENSES
Salaries                                                    --
Administrative expenses                                     --
Advertising and promotion                                   --
Professional fees                                           --
Telephone                                                   --
Office and general                                          --
Travel and entertainment                                    --
Transfer agent fees                                         --
Rent                                                        --
Insurance                                                   --
Bank charges                                                --
----------------------------------------------------------------

                                                            --
----------------------------------------------------------------

LOSS BEFORE UNUSUAL ITEMS                                   --
----------------------------------------------------------------

UNUSUAL ITEMS
Write-off of deferred development costs                     --
Writedown of investments                              (309,173)
Reductions in accounts payable                          15,000
Write-off of goodwill                                       --
----------------------------------------------------------------

                                                      (294,173)
----------------------------------------------------------------

NET LOSS FOR THE YEAR                              $  (294,173)
----------------------------------------------------------------







                                                          AMEUROTECH CORPORATION
--------------------------------------------------------------------------------

                             AMEUROTECH CORPORATION

          Notes to the Consolidated Financial Statements at 12/31/2000

Introduction

                  It has been adopted the exchange rate of 1 Euro=0.9299 USD as per December 29, 2000.

Area of Business

                  The Company is engaged in the design, manufacturing and distributing of multimedia kiosks for several applications including amusement and gaming. The Company manufactures both software and hardware and integrates them into their own exclusive machines.

Group

Major events occurred during the company's fiscal year

                  During the Fiscal Year 2000 Ameurotech Corporation .has made the acquisition of two companies:

                        o On August, 2000 AmEurotech Corporation has purchased the 100% of the shares outstanding of Oasis Technology s.r.l. - Milan - Italy
                        o On September 29, 2000 AmEurotech Corporation. has purchased the assets of Bikappa s.r.l. - Zevio - Verona

Valuation criteria

                  The financial statements have been prepared on a prudential, accruals and going-concern basis.

                  The prudential basis has resulted in the valuation of the single components of each asset or liability to avoid offsets between losses that should have been reported and profits that should not have been recognised as they have not been realised.

                  Under the accruals method, the effect of transactions and other events has been reflected on the accounts and attributed to the fiscal year to which the transactions and events refer, and not to that in which the relevant changes to cash in hand and at bank (collections and payments) have taken place.

                  The consistent application of accounting principles ensures the comparability of the company's financial statements drawn up in different fiscal years. The transactions


--------------------------------------------------------------------------------
Notes to the financial statements at 12/31/2000                           Page 1

                                                          AMEUROTECH CORPORATION
--------------------------------------------------------------------------------

                  between the companies group have been eliminated. The Financial data of the Italian Subsidiary, whose accounting are in Euro, have been reported at the Interbank Exchange Rate 1 Euro=0.9299 USD as per December 29, 2000

Exceptions

                  By way of derogation from the above, it has not been adopted any different valuation criteria from the above mentioned.

                  In particular, the following accounting policies have been applied:

Fixed assets

                  Intangible assets

                  These have been recorded at their historical purchase cost net of the relevant depreciation systematically calculated.

                  Start-up and expansion costs, research, development and advertising cost have been recorded as assets with the approval of the Board of Statutory Auditors and are depreciated over 5 years.

                  The goodwill, acquired for a consideration, has been recorded among the assets with the consent of the Board of Statutory Auditors at its purchase cost and is depreciated over 5 years starting from the purchasing day.

                  Industrial patent and intellectual property rights, concessions, licenses, trademarks and similar right are depreciated at an average annual rate of 20%.

                  Leasehold improvements have been depreciated at rates depending on the duration of the underlying agreement (10 years).

                  Tangible assets

                  These have been recorded at their purchase cost and are adjusted by the relevant accumulated depreciation.

                  The book value includes any ancillary costs and the costs incurred for the use of the asset, less any trade discounts and any significant cash discounts.

                  The depreciation charged to profit and loss account has been calculated on the basis of the remaining useful life of the assets, taking into account their use, destination and economic-technical life, and we believe that this is well reflected by the following rates, unchanged compared to the previous fiscal year and halved in the year in which the asset has entered operation:

                  -       plant and machinery: 10 %
                  -       equipment: 25 %
                  -       trucks: 20%
                  -       cars: 25 %
                  -       office equipment: 20%


--------------------------------------------------------------------------------
Notes to the financial statements at 12/31/2000                           Page 2

                                                          AMEUROTECH CORPORATION
--------------------------------------------------------------------------------

                  -       others: 12%

                  It has not been done any accelerated depreciation. Tangible assets have been written up in compliance with the general revaluation laws.

Accounts receivable

                  These have been recorded at their presumed realisable value. The nominal value has been adjusted to the presumed realisable value by means of a provision for bad debts taking into account the general economic conditions, the state of the company's industry sector and the country risk.

Accounts payable

                  Accounts payable have been recorded at their nominal value, adjusted by any returns of goods or credit notes.

Accrued liabilities/income - prepayments/deferred income

                  These have been determined on an accruals basis.

Inventory

                  Raw materials, auxiliary materials and finished products have been recorded at the lower of purchase or manufacturing price and realisable value as inferred from market trend, applying one of the follows methods:

                  - the LIFO (with annual increments) method

                  Goods-in-process have been recorded on the basis of the costs incurred during the year.

                  Work-in-progress has been recorded on the basis of :

                  - the percentage of completion of or the status of the work;
                  - the method of the completed order or the completed contract.

                  The value thus obtained is then adjusted by the "provision for stock obsolescence" in order to take into account those goods which are expected to be realised at a value lower than cost.

Provisions for liabilities and charges

                  These provisions were not set aside for the coverage of losses or liabilities because the amount and date, if any, of occurrence could not be determined at the date of the approval of the financial statements.

Provision for employee leaving indemnity


--------------------------------------------------------------------------------
Notes to the financial statements at 12/31/2000                           Page 3

                                                          AMEUROTECH CORPORATION
--------------------------------------------------------------------------------

                  This consists of the amounts actually accrued in favour of the employees pursuant to the law and the current labour agreements, taking into account any elements of remuneration paid on a continuous basis.

                  The provision includes the total indemnities accrued for employees at the year-end net of any advances paid, and assuming termination of their employment relationship at such date.

Income taxes

                  o     No taxes has to be paid.

Recognition of income

                  Sales revenue is recognised at the time of the transfer of ownership which usually coincides with the delivery or forwarding of the goods;

                  Financial income and income from the provision of services is recognised on an accruals basis.

Adjustment criteria

                  No adjustment criteria has been applied.

Criteria for the translation of accounts in foreign currency

                  Accounts payable and receivable denominated in foreign currency have been recorded at the rates of exchange in force on the date of the transaction and retranslated at the year-end exchange rates set 1 Euro=0.9299 USD

Guarantees, commitments, third parties' assets and risks and guarantees

                  Any risks in connection with guarantees, either personal or real, given for third parties, have been included among memo accounts in an amount equal to the guarantee offered.

                  Commitments have been included among memo accounts at their nominal value (as inferred from the relevant documentation).

Employee information

                  Compared to the previous year the personnel broken down by category has changed as shown below:

                    Staff                                12/31/2000       --              Variation
                 Executives                                   2                                2
                 Employees                                   10                               10


--------------------------------------------------------------------------------
Notes to the financial statements at 12/31/2000                           Page 4

                                                          AMEUROTECH CORPORATION
--------------------------------------------------------------------------------

                 Labourers                                   22                               22
                 Others                                       6                                6
                                                             40                               40

Assets

B) Fixed assets

I. Intangible assets

                  In detail is explained the break-down of the intangible assets which have been recorded as assets with the approval of the Board of Statutory Auditors of the subsidiary:

                  - Start-up and expansion costs includes the registration costs, the changes costs of the By Law and the expansion costs including the professional cost for the acquisition.
                  - Research, development and advertising cost include the internal and external cost to create the software needed as tool for the multimedia kiosks. The internal costs are calculated at the gross cost of the software programmers. The external costs are referred to the costs had to study, to project, to manufacture and to test to create the software and the hardware for the multimedia kiosks. The company has engaged several external professional in order to speed up the start-up time and, in the meantime, by breaking the project within several developers to avoid the risk of manipulation and to protect the know-how of the company.
                  - The costs for the concession, licenses, trademarks and similar rights include for the software acquired by the company
                  - The cost of the goodwill are referred to the acquisition made.
                  - The other intangible costs are related to the improvement made on third party assets.

                             Value at 12/31/2000              Value at --              Changes
                                 2,423,612.37                                        2,423,612.37

Analysis of changes in intangible assets

                              Purchase value       Additions for the     Decreases for   Depreciation for      Value at
     Cost description         --                         year              the year         the year          12/31/2000
Start-up and expansion
costs                                                    70,142.91                          14,063.94          56,078.97
Research, development and
advertising costs                                       340,496.78                          68,276.16         272,220.62
Industrial patent and
intellectual property rights                              3,267.03                             655.09           2,611.94
Goodwill                                              2,393,206.88                         310,268.40       2.082,938.48
Work-in-progress and
advances
Other intangible assets                                  10,854.08                           1,091.72           9,762.36
TOTAL                                                 2,817,967.69                         394,355.32       2,423,612.37


--------------------------------------------------------------------------------
Notes to the financial statements at 12/31/2000                           Page 5

                                                          AMEUROTECH CORPORATION
--------------------------------------------------------------------------------

Previous write-ups, depreciation and write-downs

                  There has been no write-downs of intangible assets during fiscal year 2000.

II. Tangible assets

                     Value at 12/31/2000          Value at --            Changes
                              618,367.22                              618,367.22

Plant and machinery

                                      Description                    Value

                 Historical cost
                 Value at --
                 Purchases                                         359,430.36
                 Depreciation                                      (18,192.04)
                 Value at 12/31/2000                               341,238.32

Industrial and commercial equipment

                                      Description                    Value

                 Historical cost
                 Value at --
                 Purchases                                          88,416.52
                 Depreciation                                      (13,131.02)
                 Net value at 12/31/2000                            75,285.50

Other assets

                                      Description                    Value

                 Historical cost
                 Value at --
                 Purchases                                         230,910.68
                 Depreciation                                      (30,267.91)
                 Net value at 12/31/2000                           200,642.77

Work in progress and advances

                                      Description                    Value

                 Value at --
                 Purchases                                           1,200.63
                 Net value at 12/31/2000                             1,200.63

--------------------------------------------------------------------------------
Notes to the financial statements at 12/31/2000                           Page 6

                                                          AMEUROTECH CORPORATION
--------------------------------------------------------------------------------

C) Current assets

I. Inventory

                         Value at 12/31/2000      Value at --          Changes
                             1,590,321.19                           1,590,321.19

                  Accounting policies have been applied consistently as explained in the introduction to these notes.

II. Accounts receivable

                         Value at 12/31/2000      Value at --           Changes
                               971,371.43                             971,371.43

                  The balance can be broken down by due date as follows:

                                Due within one     Due after more    Due after more
       Description                   year           than one year    than five years      Total
From customers                    300,794.00                                           300,794.00
From third party                  247,307.98                                           247,307.98
Other accounts receivable         395,275.47          27,993.98                        423,269.45
Total accounts receivable         943,377.45          27,993.98                        971,371.43

                  "Account payable from a third party" represents a 120 days loan granted by the company to an employee of the subsidiary. The loan is due within March 30, 2001.

                  The nominal value of the accounts receivable has been adjusted to the presumed realisable value by means of a provision for bad debts, that during the year changed as follows:

                                                                   Provision for bad debts
                                                                   pursuant to art. 71 of
                                                Provision for        the Italian income
                         Description             bad debts         taxes consolidated text      Total
                 Value at
                 Accrual made in the year         14,416.91                2,032.78           12,384.13
                 Value at                         14,416.91                2,032.78           12,384.13

IV. Liquid assets

                               Value at 12/31/2000            Value at --                 Changes
                                       275.56                                              275.56

                          Description                      12/31/2000         --
                 Cash and cash equivalents                   275.56
                                                             275.56

--------------------------------------------------------------------------------
Notes to the financial statements at 12/31/2000                           Page 7

                                                          AMEUROTECH CORPORATION
--------------------------------------------------------------------------------

                  The balance reflects the liquid assets and the cash-in-hand and cash equivalents at the year-end.

D) Accrued income - prepayments

                                Value at 12/31/2000           Value at --                 Changes
                                     10,941.21                                           10,941.21

                  They constitute the adjustment to costs and income pertaining to more than one fiscal year, incurred and earned before actual payment or collection and calculated on an accrual basis.

                  This item can be broken down as follows:

                                      Description                  Value

                  Insurance                                            9,902.37
                  Telephone                                              362.15
                  Bank interest                                          234.27
                  Transport                                              137.10
                  Transport tax                                          305.31
                  Other minor accrued income and prepayments
                                                                      10,941.21

Liabilities

A) Shareholder equity

                  The Acquisition of the wholly owned subsidiary AmEurotech s.r.l. has brought an increase of paid-in capital of $3,347,640 (US)

C) Employees' leaving indemnity

                              Value at 12/31/2000            Value at --                 Changes
                                   164,231.63                                          164,231.63

                  The difference can be described as follows.

                              Variation                                Value

                 Accrual for the year                               164,231.63
                 Amounts used in the year
                                                                    164,231.63

                  The Employees's leaving indemnity represents the real debt of the subsidiary

--------------------------------------------------------------------------------
Notes to the financial statements at 12/31/2000                           Page 8

                                                          AMEUROTECH CORPORATION
--------------------------------------------------------------------------------

                  Ameurotech s.r.l. - Italy. The Company has purchased on September 29, 2000 from Bikappa s.r.l. an Employees' leaving indemnity of $156,578.78 (US) accrued by the seller up to this date. During the 4th Quarter 2000 the Employees' leaving indemnity increased of $7,652.85 (US).

                  The provision represents the real debt of the company at (12/31/2000) to its employees at that date, net of any advances paid.

D) Accounts payable

                             Value at 12/31/2000            Value at --                 Changes
                                 2,813,936.89                                        2,813,936.89

                  Accounts payable have been valued at their nominal value and can be broken down by due date as follows:

                                    Falling due       Falling due after    Falling due after
          Description              within one year    more than one year  more than five years        TOTAL
Accounts payable to banks             201,921.40          722,145.96                                924,067.36
Accounts payable to third
party lenders                       1,544,521.64                                                  1,544,521.64
Advances                               10,819.49                                                     10,819.49
Accounts payable to suppliers         604,531.34                                                    604,531.34
Taxes payable                          30,679.17                                                     30,679.17
Accounts payable to social
security institutions                  37,032.24                                                     37,032.24
Other accounts payable                 37,677.59                                                     37,677.59
                                    2,467,182.87          722,145.96                             3,1890,328.83

                  The account payable to banks at 12/31/2000 shows the total debt for the capital, interest and other cost. "Advances" represents the funds received from the clients for future sales.

                  The accounts payable to suppliers are written at the net of any discount. The nominal value of such credit has been adjusted with the return and the credit notes with the amount agreed with the supplier.

                  The "accounts payable to third party lenders" shows the sum of the amount which must be paid for the Bikappa s.r.l. acquisition and the funds received by the Corporation as loan for the US operations.

                  The "Taxes Payable" represents the liabilities for the certain taxes.

                  The "Other account payable" represents the net salary and the net wages which must be paid to the employees within January 2001.

E) Accrued liabilities/Deferred income

                                Value at 12/31/2000          Value at --                 Changes
                                      58,708.89                                         58,708.89

--------------------------------------------------------------------------------
Notes to the financial statements at 12/31/2000                           Page 9

                                                          AMEUROTECH CORPORATION
--------------------------------------------------------------------------------

                  They constitute the adjustment to costs and income calculated on an annual basis. This item can be broken down as follows

                                       Description                             Value
                  Salary, wages and taxes                                     11,250.90
                  Social net year 2000 - INAIL                                 8,421.62
                  Gas                                                          4,348.19
                  Third party consultancy                                     24,200.17
                  Telephone                                                    2,286.44
                  Leasing                                                        420.02
                  Electricity                                                    606.67
                  Highway                                                        108.80
                  Bank interest                                                6,197.70
                  Other minor accrued liabilities and deferred income            906.34
                                                                              58,746.85

Memo accounts

                               Description                  12/31/2000        --         Changes
                 Third parties' assets at the company's
                 premises                                    64,267.70                  64,267.70
                 Link between Civil Code and tax rules
                                                             64,267.70                  64,267.70

                  The "Third parties assets at the company's premises" represents the leasing amount purchased with the Bikappa s.r.l. acquisition.

Profit and loss account

A) Revenue

                              Value at 12/31/2000            Value at --                 Changes
                                   678,141.13                                          678,141.13

                  They represents the sales made during the fiscal year 2000. In particular the sales have been done during the 4th quarter after the acquisition of the assets of Bikappa s.r.l.

--------------------------------------------------------------------------------
Notes to the financial statements at 12/31/2000                          Page 10

                                                          AMEUROTECH CORPORATION
--------------------------------------------------------------------------------

B) Expenses

                  Personnel costs

                  This item includes all employee costs, including bonuses, promotions, cost-of-living increases, untaken holidays and the provisions made pursuant to the law and the national collective labour agreements. The employee costs are related to the subsidiary.

                  Depreciation of tangible assets

                  Depreciation has been calculated on the basis of the useful life of the assets and their contribution to the production process.

                  Other write-down of fixed assets

                  Write-downs of accounts receivable included among current assets and of liquid assets

                  The adjustment of the nominal value of the credits at the possible income has been made by the depreciation of the credits.

C) Financial income and costs

Other financial income

                          Controlling    Controlled     Affiliated
       Description         companies    undertakings   undertakings          Other         Total
Bank and postal interest                                                     102.53        102.53
Exchange gain                                                                426.08        426.08
                                                                             528.61        528.61

Interest and other financial costs

                          Controlling     Controlled     Affiliated
       Description          company      undertakings   undertakings        Other         Total
Bank interest                                                              4,576.74      4,576.74
Interest due to suppliers                                                    311.50        311.50
                                                                           5,856.87      5,856.87
Discounts and other
financial costs                                                            6,398.54      6,398.54
Exchange loss                                                                153.82        153.82
                                                                          17,297.46     17,297.46

--------------------------------------------------------------------------------
Notes to the financial statements at 12/31/2000                          Page 11

                                                          AMEUROTECH CORPORATION
--------------------------------------------------------------------------------

E) Extraordinary income and costs

                             Value at 12/31/2000            Value at --                 Changes
                                  (40,937.88)                                         (40,937.88)

                         Description            12/31/2000                                --
                 Other extraordinary costs      (40,937.88) Other extraordinary costs
                 Total costs                    (40,937.88) Total costs
                                                (40,937.88)

                  The extraordinary costs are related to the adjustment and the negative differences shown on the asset value purchased.

Taxes on the income of the period

                  Taxes must be paid for the fiscal year 2000.

Other information

                  As required by the Italian law, we set out below the Directors' and Statutory Auditors' fees of the Italian Subsidiary AmEurotech s.r.l.:

                               Office                               Fee

                 Directors                                       28,498.17
                 Statutory Auditors                               2,402.82


--------------------------------------------------------------------------------
Notes to the financial statements at 12/31/2000                          Page 12