Form 10QSB
period 2001-03-31
AMEUROTECH CORP
filed 2001-05-21
CIK 1104467

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended March 31, 2001
                                --------------

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number 0-29292

                        AMEUROTECH CORPORATION
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

          NEVADA                                   87-0431096
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

          75 N.E. 6th Avenue, Suite 101
          Delray Beach, Florida                          33483
          ----------------------------------------     ----------
          (Address of principal executive offices)     (Zip Code)

                            (561) 266-0303
         ----------------------------------------------------
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  [ X ]              No  [___]

Number of shares outstanding of the issuer's common stock, as of March 31, 2001, according to the records of the Registrant's registrar and transfer agent was 4,470,843.

                          AMEUROTECH CORPORATION

                             TABLE OF CONTENTS



PART I.   Financial Information

Item 1.   Unaudited Financial Statements

          Unaudited Condensed Consolidated Balance Sheets as of
          December 31, 2000 And March 31, 2001

          Unaudited Condensed Consolidated Statements of
          Operations for the three Months ended March 31, 2001

          Notes to Unaudited Condensed Consolidated Financial
          Statements

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings


SIGNATURES

                         CONSOLIDATED BALANCE SHEET
                           AMEUROTECH CORPORATION


                                                    31-Mar-01       31-Dec-00
                                                   -----------     -----------
		ASSETS
CURRENT ASSETS:
  Cash and Cash equivalents                        $       339     $       276
  Accounts receivable                              $   389,077     $   724,063
    from third party                               $   804,418     $   247,308
  Inventory
    Raw Materials, subsidiary materials
      and consumables                              $ 1,305,235     $ 1,308,722
    Work in progress and semi-finished             $   166,664     $   200,654
    Finished iproducts and goods                   $   272,240     $    80,945
  Prepaid expenses and other current assets        $    25,633     $    29,343
                                                   -----------     -----------
        Total Current Assets                       $ 2,963,606     $ 2,591,311

FIXED ASSETS
  Intangible Assets, net:
    Start up and expansions costs                  $    49,934     $    56,079
    Research, developmenent and advertisement
      costs                                        $   308,812     $   272,221
    Industrial patent and intellectual property    $     2,325     $     2,612
    Goodwill                                       $ 1,864,759     $ 2,082,938
    Other intangible assets                        $    26,478     $     9,762
                                                   -----------     -----------
  Total Intangible Assets, net                     $ 2,252,309     $ 2,423,612

  Tangible Assets, net:
    Plant and machinery                            $   337,881     $   341,238
    Industrial and commercial equipment            $    76,237     $    75,286
    Other assets                                   $   189,713     $   200,643
    Work-in-progress and advances                  $      -        $     1,201
                                                   -----------     -----------
  Total Tangible Assets, net                       $   603,831     $   618,367

        Total Fixed Assets                         $ 2,856,140     $ 3,041,980
                                                   -----------     -----------
TOTAL ASSETS                                       $ 5,819,746     $ 5,633,291
                                                   ===========     ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITY:
  Account payable:
    To customers                                   $   860,087     $   604,531
    To Banks                                       $   210,031     $   201,921
    To social security institutions                $    38,596     $    37,032
    Taxes                                          $    29,169     $    30,679
    Others                                         $   141,642     $    37,678
    To third party                                 $      -        $ 1,544,522
    Accrued Liabilities and deferred income        $    13,336     $    58,709
    Advances - received on accounts                $    10,276     $    10,819
    Accrued payroll and related costs              $   152,143     $   164,232
                                                   -----------     -----------
        Total Current Liabilities                  $ 1,455,280     $ 2,690,123

LONG-TERM DEBT:
  To Banks                                         $   664,099     $   722,146
                                                   -----------     -----------
  Total Liability                                  $ 2,119,379     $ 3,412,269
                                                   -----------     -----------

SHAREHOLDER EQUITY
  Common Stock:
    Preferred Stock
    Other reserves                                 $ 1,479,572     $      -
    Additional paid-in capital                     $ 3,179,527     $ 3,347,640
    Accumulated other comprehensive loss           $  (982,185)
    Profit (Loss)                                  $    23,453     $(1,126,618)
                                                   -----------     -----------
        Total Shareholders' Equity                 $ 3,700,367     $ 2,221,022

TOTAL LIABILTITY AND SHAREHOLDERS EQUITY           $ 5,819,746     $ 5,633,291
                                                   ===========     ===========


                    CONSOLIDATED STATEMENTS OF OPERATIONS
                        AMEUROTECH CORPORATION

                                                  31-Mar-01         31-Dec-00
                                                -------------     -------------

REVENUES                                        $     506,265     $     678,141
COST OF REVENUES                                $     296,379     $     633,097
                                                -------------     -------------
        Gross Profit (Loss)                     $     209,886     $      45,044

OPERATING EXPENSES:
  Selling, General and administrative           $     448,051     $     658,021
  Depreciation and Amortization                 $     148,226     $     455,946
  Miscellaneus                                  $       3,835
                                                -------------     -------------
                                                $     600,112     $   1,113,967

OPERATING PROFIT (LOSS)                         $    (390,226)    $  (1,068,923)

INTEREST INCOME                                 $       2,298     $         529
INTEREST EXPENSE                                $     (21,948)    $     (17,286)
OTHER COST                                      $        -        $     (40,938)

PROFIT (LOSS) from continuing operations        $    (409,876)    $  (1,126,618)
  BEFORE INCOME TAXES
INCOME TAXES                                    $     433,329

LOSS (PROFIT) FROM CONITNUING OPERATIONS        $      23,453     $  (1,126,618)

NET PROFIT (LOSS)                               $      23,453     $  (1,126,618)

BASIC AND DILUTED LOSS PER SHARE:
  Loss from Continuing operations


     NET PROFIT (LOSS)

AVERAGE COMMON SHARES OUTSTANDING



                      AMEUROTECH CORPORATION
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that management believes are necessary to present fairly the financial position, results of operations of AmEurotech Corporation ("Ameurotech" or the "Company") for the period presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's annual report on Form 10-K as amended for the year ended December 31, 2000.

The company during the interim period has decided to move its main business office to Florida. On May 01, 2001 the company is operative in Florida at 75 NE 6th Avenue, Suite 101, Delray Beach, FL 33483

MANAGEMENT BELIEVES THAT CERTAIN STATEMENTS IN THIS DISCUSSION AND ANALYSIS CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
THE U.S. PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO: STATEMENTS RELATING TO POTENTIAL GROWTH OR TO POTENTIAL INCREASES IN REVENUES AND NET INCOME THROUGH PREVIOUS, POTENTIAL OR POSSIBLE MERGERS; ACQUISITIONS; LICENSE AGREEMENTS; SHARE EXCHANGES; AND JOINT VENTURES. THESE STATEMENTS
OFTEN CAN BE IDENTIFIED BY THE USE OF TERMS SUCH AS "MAY", "WILL", "EXPECT", "ANTICIPATE", "ESTIMATE", "SHOULD", "COULD", "PLANS", "BELIEVES", "POTENTIAL", OR "CONTINUING", OR THE NEGATIVE OF THESE TERMS. SUCH FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE MADE AND MAY INVOLVE BOTH KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, THE
COMPANY CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS OR EVENTS. MOREOVER, NEITHER THE COMPANY
OR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY OR COMPLETENESS OF SUCH STATEMENTS. THE COMPANY DISCLAIMS ANY RESPONSIBILITY TO REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENT OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

Business
--------

The Company is engaged in the design, manufacturing and distributing of multimedia kiosks for several applications including amusement and gaming. The Company manufactures both software and hardware and integrates them into their own exclusive machines.

Valuation criteria
------------------

The financial statements have been prepared on a prudential, accruals and going-concern basis.

The prudential basis has resulted in the valuation of the single components of each asset or liability to avoid offsets between losses that should have been reported and profits that should not have been recognised as they have not been realised.

                    AMEUROTECH CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)


Under the accruals method, the effect of transactions and other events has been reflected on the accounts and attributed to the fiscal year to which the transactions and events refer, and not to that in which the relevant changes to cash in hand and at bank (collections and payments) have taken place.

The consistent application of accounting principles ensures the comparability of the company's financial statements drawn up in different fiscal years. The transactions between the companies group have been eliminated. The Financial data of the Italian Subsidiary, whose accounting are in Euro, have been reported at the Interbank Exchange Rate as per March 31, 2001

Exceptions
----------

By way of derogation from the above, it has not been adopted any different valuation criteria from the above mentioned.

In particular, the following accounting policies have been applied:

Fixed assets
------------

Intangible assets
-----------------
These have been recorded at their historical purchase cost net of the relevant depreciation systematically calculated.

Start-up and expansion costs, research, development and advertising cost have been recorded as assets with the approval of the Board of Statutory Auditors and are depreciated over 5 years. The depreciation has been calculated for the interim period as 3/12 of the total year value

The goodwill, acquired for a consideration, has been recorded among the assets with the consent of the Board of Statutory Auditors at its purchase cost and is depreciated over 5 years starting from the purchasing day. The depreciation has been calculated for the interim period as 3/12 of the total year value

Industrial patent and intellectual property rights, concessions, licenses, trademarks and similar right are depreciated at an average annual rate of 20%. The depreciation has been calculated for the interim period as 3/12 of the total year value

Leasehold improvements have been depreciated at rates depending on the duration of the underlying agreement (10 years). The depreciation has been calculated for the interim period as 3/12 of the total year value

Tangible assets
---------------
These have been recorded at their purchase cost and are adjusted by the relevant accumulated depreciation.

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

The depreciation charged to profit and loss account has been calculated on the basis of the remaining useful life of the assets, taking into account their use, destination and economic-technical life, and we believe that this is well reflected by the following rates, unchanged compared to the previous fiscal year and halved in the year in which the asset has entered operation:

-   plant and machinery: 10 % - equipment: 25 % - trucks: 20%
-   cars: 25 %

                    AMEUROTECH CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

-   office equipment: 20%
-   others: 12%

It has not been done any accelerated depreciation. Tangible assets have been written up in compliance with the general revaluation laws.

Accounts receivable
-------------------

These have been recorded at their presumed realisable value. The nominal value has been adjusted to the presumed realisable value by means of a provision for bad debts taking into account the general economic conditions, the state of the company's industry sector and the country risk.

Accounts payable
----------------

Accounts payable have been recorded at their nominal value, adjusted by any returns of goods or credit notes.
Accrued liabilities/income - prepayments/deferred income
These have been determined on an accruals basis.

Inventory
---------

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

Provisions for liabilities and charges
--------------------------------------

These provisions were not set aside for the coverage of losses or liabilities because the amount and date, if any, of occurrence could not be determined at the date of the approval of the financial statements.

Provision for employee leaving indemnity
----------------------------------------

This consists of the amounts actually accrued in favour of the employees pursuant to the law and the current labour agreements, taking into account any elements of remuneration paid on a continuous basis.

The provision includes the total indemnities accrued for employees at the year-end net of any advances paid, and assuming termination of their employment relationship at such date.

Income taxes
------------

- No taxes has to be paid.

                    AMEUROTECH CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

Recognition of income
--------------------

Sales revenue is recognised at the time of the transfer of ownership which usually coincides with the delivery or forwarding of the goods;

Financial income and income from the provision of services is recognised on an accruals basis.

Adjustment criteria
-------------------

No adjustment criteria has been applied.

Criteria for the translation of accounts in foreign currency
Accounts payable and receivable denominated in foreign currency have been recorded at the rates of exchange in force on the date of the transaction and retranslated at the interim period-end exchange rates.

Guarantees, commitments, third parties' assets and risks
and guarantees
--------------------------------------------------------

Any risks in connection with guarantees, either personal or real, given for third parties, have been included among memo accounts in an amount equal to the guarantee offered.

Commitments have been included among memo accounts at their nominal value (as inferred from the relevant documentation).


1.   ASSETS

     a.   FIXED ASSETS


They are reported at the their historical value minus their depreciation of the period considered

During the interim period considered, the company did not make further investment in tangible assets. The company has invested in Research and development. During the period considered the investment at the net of the depreciation has increased of $36,591



                                               31-Mar-01        31-Dec-00
                                             ------------      -----------
FIXED ASSETS
  Intangible Assets, net:
    Start up and expansions costs            $     49,934      $    56,079      -11%
    Research, developmenent and
      advertisement costs                    $    308,812      $   272,221       13%
    Industrial patent and intellectual
      property                               $      2,325      $     2,612      -11%
    Goodwill                                 $  1,864,759      $ 2,082,938      -10%
    Other intangible assets                  $     26,478      $     9,762      171%
                                             ------------      -----------
  Total Intangible Assets, net               $  2,252,309      $ 2,423,612       -7%
                                             ------------      -----------

  Tangible Assets, net:
    Plant and machinery                      $    337,881      $   341,238       -1%
    Industrial and commercial equipment      $     76,237      $    75,286        1%
    Other assets                             $    189,713      $   200,643       -5%
    Work-in-progress and advances            $       -         $     1,201     -100%
                                             ------------      -----------
  Total Tangible Assets, net                 $    603,831      $   618,367       -2%
                                             ------------      -----------
       Total Fixed Assets                    $  2,856,140      $ 3,041,980       -6%
                                             ============      ===========


                    AMEUROTECH CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)


     b.   CURRENT ASSETS

          1.   Inventory


Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost elements included for work-in-process and finished goods include raw materials, direct labor and manufacturing overhead.

                                           March 31, 2001      Dec. 31, 2000
                                           --------------      --------------
Inventory
Raw Materials, subsidiary materials
  and consumables                            $  1,305,235       $  1,308,722
Work in progress and semi-finished           $    166,664       $    200,654
Finished products and goods                  $    272,240       $     80,945


          2.   Accounts receivable


The account receivable are composed of calculated at the fair possible cashable value.


                                               31-Mar-01        31-Dec-00
                                             ------------      -----------

CURRENT ASSETS:
  Cash and Cash equivalents                  $        339      $       276       23%
  Accounts receivable                        $    389,077      $   724,063      -46%
    from third party                         $    804,418      $   247,308      225%
  Inventory
    Raw Materials, subsidiary materials
      and consumables                        $  1,305,235      $ 1,308,722        0%
    Work in progress and semi-finished       $    166,664      $   200,654      -17%
    Finished products and goods              $    272,240      $    80,945      236%
  Prepaid expenses and other current
    assets                                   $     25,633      $    29,343      -13%
                                             ------------      -----------
 Total Current Assets                        $  2,963,606      $ 2,591,311       14%
                                             ============      ===========



2.   LIABILITY

     a.   CURRENT LIABILITY


The current liability has been decreased due to the fact that during the fourth quarter of the fiscal year 2000 the company has received a medium term loan from a bank. The liability therefore has been moved from a short to a medium-long term liability

                    AMEUROTECH CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)



                                               31-Mar-01        31-Dec-00
                                             ------------      -----------

CURRENT LIABILITY:
  Account payable:
    To customers                             $   860,087       $   604,531        42%
    To Banks                                 $   210,031       $   201,921         4%
    To social security institutions          $    38,596       $    37,032         4%
    Taxes                                    $    29,169       $    30,679        -5%
    Others                                   $   141,642       $    37,678       276%
    To third party                           $      -          $ 1,544,522      -100%
  Accrued Liabilities and deferred income    $    13,336       $    58,709       -77%
  Advances - received on accounts            $    10,276       $    10,819        -5%
  Accrued payroll and related costs          $   152,143       $   164,232        -7%
                                             -----------       -----------
       Total Current Liabilities             $ 1,455,280       $ 2,690,123       -46%
                                             ===========       ===========




     b.   LONG TERM DEBT

The long term debt is the quota related to the 5 years loan payable quarterly received on November 2000. The decrease of the value is due to the fact that on February 2001 has been the first settlement.



                                               31-Mar-01        31-Dec-00
                                             ------------      -----------
LONG-TERM DEBT:
  To Banks                                   $    664,099      $   722,146        -8%

  Total Liability                            $  2,119,379      $ 3,412,269       -38%



     c.   SHAREHOLDER EQUITY


The company is presenting an increment of the shareholder equity due to the saving on taxes of the subsidiary.



SHAREHOLDER EQUITY
  Common Stock:
    Preferred Stock
    Other reserves                           $   1,479,572     $        -         100%
    Additional paid-in capital               $   3,179,527     $  3,347,640       -5%
    Accumulated other comprehensive loss     $   (982,185)                        100%
    Profit (Loss)                            $     23,453      $ (1,126,618)
                                             ------------      ------------
    Total Shareholders' Equity               $  3,700,367      $  2,221,022        67%
                                             ============      ============



3.   REVENUE

The company is presenting revenues. Gross profit is increasing due to the investments made during the previous fiscal year.

                    AMEUROTECH CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)



                                               31-Mar-01        31-Dec-00
                                             ------------      -----------
REVENUES                                     $    506,265      $   678,141
COST OF REVENUES                             $    296,379      $   633,097
                                             ------------      -----------
        Gross Profit (Loss)                  $    209,886      $    45,044
                                             ============      ===========
                                                       41%               7%



4.   EXPENSES

The operating expenses include the personnel costs, wages, salaries and general expenses. The company has the benefit of an income tax due to previous fiscal year.



OPERATING EXPENSES:
  Selling, General and administrative        $    448,051        $    658,021
  Depreciation and Amortization              $    148,226        $    455,946
  Miscellaneus                               $      3,835
                                             ------------        ------------
                                             $    600,112        $  1,113,967

OPERATING PROFIT (LOSS)                      $   (390,226)       $ (1,068,923)

INTEREST INCOME                              $      2,298        $        529
INTEREST EXPENSE                             $    (21,948)       $    (17,286)
OTHER COST                                   $       -           $    (40,938)

PROFIT (LOSS) from continuing operations     $   (409,876)       $ (1,126,618)
  BEFORE INCOME TAXES

INCOME TAXES                                 $    433,329

LOSS (PROFIT) FROM CONITNUING OPERATIONS     $     23,453        $ (1,126,618)
                                             ------------        ------------
NET PROFIT (LOSS)                            $     23,453        $ (1,126,618)
                                             ============        ============



The company is presenting a profit of $23,453.

EURO CURRENCY CONVERSION

The company's AmEurotech s.r.l. subsidiary uses Italian Lira as its functional currency. The exchange rate between Euro and ITL is fixed since January 1999. The new Euro coins and bills will become the official currency on January 2002. The Euro/USD conversion has a material impact on this balance sheet and financial statements because most of the operations of the company are done in ITL/EURO.

ITEM 3.   MARKET RISK

There have been no material changes in market risk since the prior fiscal year end.




PART II

ITEM 1	LEGAL PROCEEDINGS

The Company does not have any legal proceedings.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                      AMEUROTECH CORPORATION



                                      BY:______/s/Stefano Zorzi__________
                                         Stefano Zorzi
                                         President and CEO



                                      BY:_____/s/Elisia Popolo___________
                                         Elsia Popolo
                                         Director and Secretary



                                       BY:_____/s/Gianni Callegari_______
                                         Gianni Callegari
                                         Director and Treasurer