Form 10QSB
period 2001-06-30
AMEUROTECH CORP
filed 2001-08-20
CIK 1104467

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended June 30, 2001
                                -------------

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

                   Yes  [ X ]              No  [___]

Number of shares outstanding of the issuer's common stock, as of June 30, 2001, according to the records of the Registrant's registrar and transfer agent was 12,254,681.

                          AMEUROTECH CORPORATION

                             TABLE OF CONTENTS



PART I.   Financial Information

Item 1.   Unaudited Financial Statements

          Unaudited Condensed Consolidated Balance Sheets as of
          December 31, 2000 And June 30, 2001

          Unaudited Condensed Consolidated Statements of
          Operations for the six months ended June 30, 2001
          compared to the fiscal year ended December 31, 2000

          Notes to Unaudited Condensed Consolidated Financial
          Statements

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

                        CONSOLIDATED BALANCE SHEET
                          AMEUROTECH CORPORATION

                                                 Six months      Six Months
                                                    ended          ended
                                                  30-Jun-01      30-Jun-00
                                                 -----------     -----------

CURRENT ASSETS:
  Cash and Cash equivalents                      $     3,208     $         1
  Accounts receivable                            $   474,581     $      -
    from third party                             $   814,324     $      -
  Inventory
    Raw Materials, subsidiary materials
      and consumables                            $ 1,332,689     $      -
    Work in progress and semi-finished           $   160,020     $      -
    Finished iproducts and goods                 $   281,812     $      -
    Prepaid expenses and other current assets    $     6,960     $      -
    Other                                        $     6,951            -
                                                 -----------     -----------
      Total Current Assets                       $ 3,080,545     $         1

FIXED ASSETS
  Intangible Assets, net:
    Start up and expansions costs                $    44,746     $      -
    Research, developmenent and advertisement
      costs                                      $   321,910     $      -
    Industrial patent and intellectual
      property                                   $     2,084     $      -
    Goodwill                                     $ 1,681,377     $      -
    Other intangible assets                      $    24,745     $      -
                                                 -----------     -----------
  Total Intangible Assets, net                   $ 2,074,862     $      -

  Tangible Assets, net:
    Plant and machinery                          $   320,099     $      -
    Industrial and commercial equipment          $    61,284     $      -
    Other assets                                 $   181,318     $      -
    Work-in-progress and advances                $      -        $      -
                                                 -----------     -----------
  Total Tangible Assets, net                     $   562,701     $      -

     Total Fixed Assets                          $ 2,637,563     $      -
                                                 -----------     -----------
TOTAL ASSETS                                     $ 5,718,108     $         1
                                                 ===========     ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITY:
  Account payable:
    To customers                                 $   787,084     $     8,680
    To Banks                                     $   128,769     $     -
    To social security institutions              $    16,768     $     -
    Taxes                                        $    14,403     $     -
    Others                                       $   107,351     $     -
    To third party                               $      -        $     -
  Accrued Liabilities and deferred income        $    65,714     $     -
  Advances - received on accounts                $     9,866     $     -
  Accrued payroll and related costs              $   128,053     $     -
                                                 -----------     -----------
     Total Current Liabilities                   $ 1,258,008     $     8,680


                        CONSOLIDATED BALANCE SHEET
                          AMEUROTECH CORPORATION
                                (Continued)

                                                 Six months      Six Months
                                                    ended          ended
                                                  30-Jun-01      30-Jun-00
                                                 -----------     -----------

LONG-TERM DEBT:
  To Banks                                       $   600,352     $     -
                                                 -----------     -----------
     Total Liability                             $ 1,858,360     $     8,680
                                                 -----------     -----------

SHAREHOLDER EQUITY
  Common Stock:
  Shares issued                                        -         $    19,210
  Capital in Excess of Par Value                       -         $ 7,226,075
  Discount on Common stock                             -         $   (98,290)
  Deficit                                              -         $(6,805,695)
  Preferred Stock                                      -                -
  Other reserves                                 $ 2,051,640     $      -
  Additional paid-in capital                     $ 3,052,788     $      -
  Accumulated other comprehensive loss           $  (943,034)    $      -
  Profit (Loss)                                  $  (301,646)    $  (349,979)
                                                 -----------     -----------
     Total Shareholders' Equity                  $ 3,859,748     $    (8,679)
                                                 -----------     -----------

TOTAL LIABILTITY AND SHAREHOLDERS EQUITY         $ 5,718,108     $         1
                                                 ===========     ===========



See Notes to Unaudited Condensed Consolidated Financial Statements.

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                         AMEUROTECH CORPORATION


                                            Six months      Six months
                                              ended           ended
                                            30-Jun-01       30-Jun-00
                                            ----------      ----------

REVENUES                                    $  748,385      $     -
COST OF REVENUES                            $  428,516      $     -
                                            ----------      ----------
        Gross Profit (Loss)                 $  319,869      $     -

OPERATING EXPENSES:
  Selling, General and administrative       $  787,839      $  377,460
  Depreciation and Amortization             $  281,831      $     -
  Miscellaneus                              $    7,141      $     -
                                            ----------      ----------
                                            $1,076,811      $  377,460

OPERATING PROFIT (LOSS)                     $ (756,942)     $ (377,460)

INTEREST INCOME                             $    3,917      $     -
INTEREST EXPENSE                            $  (41,319)     $     -
OTHER COST                                  $     -         $     -

PROFIT (LOSS) from continuing operations    $ (794,344)     $ (377,460)
  BEFORE INCOME TAXES
INCOME TAXES                                $  492,698      $     -

WRITE DOWN FROM INVESTMENTS                                 $  (55,000)

FORGIVENESS OF DEBT                                         $   82,481
                                            ----------      ----------
LOSS (PROFIT) FROM CONITNUING OPERATIONS    $ (301,646)     $ (349,979)
                                            ----------      ----------

NET PROFIT (LOSS)                           $ (301,646)     $ (349,979)
                                            ==========      ==========

BASIC AND DILUTED LOSS PER SHARE:
  Loss from Continuing operations

    NET PROFIT (LOSS)

AVERAGE COMMON SHARES OUTSTANDING




See Notes to Unaudited Condensed Consolidated Financial Statements.

                     AMEUROTECH CORPORATION
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------

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

The company during the interim period has decided to move its main business office to Florida. Since May 01, 2001 the company is operative in Florida at 75 NE 6th Avenue, Suite 101, Delray Beach, FL 33483. The Company has hired experienced professionals within the amusement industry to create the market for its products within North and South America. The reason for the new location is due to the fact that the company is manufacturing good products both for North and South America. The Company has decided to put for test with the major amusement American distributors some of its products. The market requires that prior to any sale the product is tested and approved by the market. The philosophy that the Company is trying to introduce to the market is the combination of the high quality products at the right price. The Company is negotiating with the major American distributors exclusive agreements. The results of such future and potential agreements can be valued only after the test period. The Company is also valuing the possibility to expand its business through acquisitions. The Board of Directors is negotiating, without any binding commitment at the date of this filing, some acquisitions which could be strategic for the growing of the company.

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

Business
--------

The Company is engaged in the design, manufacturing and distributing of multimedia kiosks for several applications including amusement and skill games. The Company manufactures both software and hardware and integrates them into their own exclusive machines.

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

The consistent application of accounting principles ensures the comparability of the company's financial statements drawn up in different fiscal years. The transactions between the companies group have been eliminated. The Financial data of the Italian Subsidiary, whose accounting are in Euro, have been reported at the Euro/USD Interbank Exchange Rate as per June 30, 2001

Exceptions
----------

By way of derogation from the above, it has not been adopted any different valuation criteria from the above mentioned.

In particular, the following accounting policies have been applied:

Fixed assets
------------

Intangible assets
-----------------

These have been recorded at their historical purchase cost net of the relevant depreciation systematically calculated.

Start-up and expansion costs, research, development and advertising cost have been recorded as assets with the approval of the Board of Statutory Auditors and are depreciated over 5 years. The depreciation has been calculated for the interim period as 6/12 of the total year value

The goodwill, acquired for a consideration, has been recorded among the assets with the consent of the Board of Statutory Auditors at its purchase cost and is depreciated over 5 years starting from the purchasing day. The depreciation has been calculated for the interim period as 6/12 of the total year value

Industrial patent and intellectual property rights, concessions, licenses, trademarks and similar right are depreciated at an average annual rate of 20%. The depreciation has been calculated for the interim period as 6/12 of the total year value

Leasehold improvements have been depreciated at rates depending on the duration of the underlying agreement (10 years). The depreciation has been calculated for the interim period as 6/12 of the total year value.

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

Accrued liabilities/income - prepayments/deferred income
--------------------------------------------------------

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

Income taxes
------------

- No taxes has to be paid.


Recognition of income
---------------------

Sales revenue is recognised at the time of the transfer of ownership which usually coincides with the delivery or forwarding of the goods;

Financial income and income from the provision of services is recognised on an accruals basis.

Adjustment criteria
-------------------

No adjustment criteria has been applied.

Criteria for the translation of accounts in foreign currency.

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



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results
          -------------------------------------------------

1.  ASSETS

    a.   FIXED ASSETS

They are reported at the their historical value minus their depreciation of the period considered

During the interim period considered, the company did not make further investment in tangible assets. The company has invested in Research and development. During the period considered the investment at the net of the depreciation has increased of $36,591.


                                                  30-June-01      31-Dec-00
                                                 ------------    -----------
FIXED ASSETS
  Intangible Assets, net:
    Start up and expansions costs                $    44,746     $    56,079     -20%
    Research, developmenent and
      advertisement costs                        $   321,910     $   272,221      18%
    Industrial patent and intellectual property  $     2,084     $     2,612     -20%
    Goodwill                                     $ 1,681,377     $ 2,082,938     -19%
    Other intangible assets                      $    24,745     $     9,762     153%
                                                 -----------     -----------
    Total Intangible Assets, net                 $ 2,074,862     $ 2,423,612     -14%

  Tangible Assets, net:
    Plant and machinery                          $   320,099     $   341,238      -6%
    Industrial and commercial equipment          $    61,284     $    75,286     -18%
    Other assets                                 $   181,318     $   200,643      -9%
    Work-in-progress and advances                $      -        $     1,201    -100%
                                                 -----------     -----------
    Total Tangible Assets, net                   $   562,701     $   618,367      -9%

       Total Fixed Assets                        $ 2,637,563     $ 3,041,980     -13%
                                                 ===========     ===========

     b.  CURRENT ASSETS

         1.   Inventory

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost elements included for work-in-process and finished goods include raw materials, direct labor and manufacturing overhead.

                                            30 June 2001    Dec. 31, 2000
                                            ------------    -------------
Inventory
  Raw Materials, subsidiary materials
    and consumables                         $  1,332,689    $   1,308,722
  Work in progress and semi-finished        $    169,020    $     200,654
  Finished products and goods               $    281,812    $      80,945


         2.   Accounts receivable

The account receivable are composed of calculated at the fair possible cashable value.

                             30 June 2001    Dec. 31, 2000
                             ------------    -------------
Cash and Cash equivalents    $      3,208    $         276      1062%
Accounts receivable          $    474,581    $     724,063       -34%
  from third party           $    814,324    $     247,308       229%

2.  LIABILITY

    a.   CURRENT LIABILITY

The Company has decreased the Current Liability with banks and increased the Current Liability with Customers because of the changing of the payment terms with the suppliers (from 30 days to 60 days average).


                                                  30-June-01      31-Dec-00
                                                 ------------    -----------
CURRENT LIABILITY:
  Account payable:
    To customers                                 $    787,084    $   604,531       30%
    To Banks                                     $    128,769    $   201,921      -36%
    To social security institutions              $     16,768    $    37,032      -54%
    Taxes                                        $     14,403    $    30,679      -53%
    Others                                       $    107,351    $    37,678      180%
    To third party                               $       -       $ 1,544,522     -100%
  Accrued Liabilities and deferred income        $     65,714    $    58,709       11%
  Advances - received on accounts                $      9,866    $    10,819       -8%
  Accrued payroll and related costs              $    128,053    $   164,232      -22%
                                                 ------------    -----------
    Total Current Liabilities                    $  1,258,008    $ 2,690,123      -53%



    b.   LONG TERM DEBT

The long term debt is the quota related to the 5 years loan payable quarterly received on November 2000. The decrease of the value is because on February and May 2001 have been paid two settlements.

LONG-TERM DEBT:                   31-Mar-01       31-Dec-00
                                 -----------     -----------

  To Banks                       $   600,352     $   722,146     -16%

  Total Liability                $ 1,858,360     $ 3,412,269     -45%


    c.   SHAREHOLDER EQUITY


The company is presenting an increment of the shareholder equity due to the saving on taxes of the subsidiary and the increment of the Paid In Capital. The exchange rate Euro/USD has influence in the shareholder equity.


SHAREHOLDER EQUITY
  Common Stock:

  Preferred Stock
  Other reserves                           $  2,051,640        $      -          100%
  Additional paid-in capital               $  3,052,788        $  3,347,640       -8%
  Accumulated other comprehensive loss     $   (943,034)       $      -          100%
  Profit (Loss)                            $   (301,646)       $ (1,126,618)               -73%

  Total Shareholders' Equity               $  3,859,748        $  2,221,022       73%


3.  REVENUE

The company is presenting revenues. Gross profit is increasing due to the investments made during the previous fiscal year. The six months ended June 2001 shows revenues which are more than the total fiscal year 2000 and the cost of revenues decreases comparing to the previous fiscal year and the first quarter 2001.

                            31-Mar-01          31-Dec-00
                           -----------        -----------

REVENUES                   $   748,385        $   678,141
COST OF REVENUES           $   428,516        $   633,097

   Gross Profit (Loss)     $   319,869        $    45,044
                                 42%                 7%


4.  EXPENSES

The operating expenses include the personnel costs, wages, salaries and general expenses. The company has the benefit of an income tax due to previous fiscal year.


OPERATING EXPENSES:
  Selling, General and administrative           $    787,839    $    658,021
  Depreciation and Amortization                 $    281,831    $    455,946
  Miscellaneus                                  $      7,141
                                                ------------    ------------
                                                $  1,076,811    $  1,113,967

OPERATING PROFIT (LOSS)                         $   (756,942)   $ (1,068,923)
                                                ------------    ------------

INTEREST INCOME                                 $      3,917    $        529
INTEREST EXPENSE                                $    (41,319)   $    (17,286)
OTHER COST                                      $       -       $    (40,938)

PROFIT (LOSS) from continuing operations        $   (794,344)   $ (1,126,618)
  BEFORE INCOME TAXES

INCOME TAXES                                    $    492,698

LOSS (PROFIT) FROM CONITNUING OPERATIONS        $   (301,646)   $ (1,126,618)

NET PROFIT (LOSS)                               $   (301,646)   $ (1,126,618)
                                                ============    ============



The company is presenting a loss of 301,646 USD.

EURO CURRENCY CONVERSION

The company's AmEurotech s.r.l. subsidiary is using Italian Lira as its functional currency. The exchange rate between Euro and ITL is fixed since January 1999. The new Euro coins and bills will become the official currency on January 2002. The Euro/USD conversion has a material impact on this balance sheet and financial statements because most of the operations of the company are done in ITL/EURO.

ITEM 3.  MARKET RISK

There have been no material changes in market risk since the prior fiscal year end.


                               PART II
                               -------

ITEM 1	LEGAL PROCEEDINGS

The Company does not have any legal proceedings.



                             SIGNATURES
                             ----------

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                 AMEUROTECH CORPORATION



                                    /s/Stefano Zorzi
                                 By:---------------------------------
                                    Stefano Zorzi
                                    President and CEO


                                    /s/Elsia Popolo
                                 By:---------------------------------
                                    Elsia Popolo
                                    Director and Secretary

                                    /s/Gianni Callegari
                                 By:---------------------------------
                                    Gianni Callegari
                                    Director and Treasurer