Form 10QSB
period 2001-09-30
AMEUROTECH CORP
filed 2001-11-19
CIK 1104467

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 2001

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                       Commission File Number 0-29292

                          AMEUROTECH CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          NEVADA                                   87-0431096
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

          75 N.E. 6th Avenue, Suite 101
          Delray Beach, Florida                          33483
          ----------------------------------------------------
           (Address of principal executive offices) (Zip Code)


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

                    Yes [ X ]         No [ ]

Number of shares outstanding of the issuer's common stock, as of September 30, 2001, according to the records of the Registrant's registrar and transfer agent was 12,254,681.

                           AMEUROTECH CORPORATION
                             TABLE OF CONTENTS

PART I.   Financial Information

Item 1.   Unaudited Financial Statements

          Unaudited Condensed Consolidated Balance Sheets as of
          December 31, 2000 And September 30, 2001

          Unaudited Condensed Consolidated Statements of
          Operations for the six months ended September 30, 2001
          compared to the fiscal year ended December 31, 2000

          Notes to Unaudited Condensed Consolidated Financial
          Statements

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

See Notes to Unaudited Condensed Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEET
                           AMEUROTECH CORPORATION

                                                             Nine Months    December 31
                                                               ended           2000
              ASSETS                                         Sept-30-01
              ------                                         ------------   -----------
CURRENT ASSETS:
    Cash and Cash equivalents                                $     9,103    $       276
    Accounts receivable                                      $   213,195    $   724,063
         from third party                                    $   983,354    $   247,308
    Inventory
         Raw Materials, subsidiary materials and
           consumables                                       $ 1,348,992    $ 1,308,722
         Work in progress and semi-finished                  $   172,306    $   200,654
         Finished iproducts and goods                        $   386,916    $    80,945
    Prepaid expenses and other current assets                $       -      $    29,343
    Other                                                    $     1,825
                                                             -----------    -----------
              Total Current Assets                           $ 3,115,691    $ 2,591,311

FIXED ASSETS
    Intangible Assets, net:
         Start up and expansions costs                       $    44,740    $    56,079
         Research, developmenent and advertisement costs     $   383,553    $   272,221
         Industrial patent and intellectual property         $     2,084    $     2,612
         Goodwill                                            $ 1,693,514    $ 2,082,938
         Other intangible assets                             $    29,852    $     9,762
                                                             -----------    -----------
    Total Intangible Assets, net                             $ 2,153,743    $ 2,423,612
                                                             -----------    -----------
    Tangible Assets, net:
         Plant and machinery                                 $   362,637    $   341,238
         Industrial and commercial equipment                 $    46,886    $    75,286
         Other assets                                        $   201,159    $   200,643
         Work-in-progress and advances                       $     1,179    $     1,201
                                                             -----------    -----------
    Total Tangible Assets, net                               $   611,861    $   618,368
                                                             -----------    -----------
              Total Fixed Assets                             $ 2,765,604    $ 3,041,980

TOTAL ASSETS                                                 $ 5,881,295    $ 5,633,291
                                                             ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITY:
    Account payable:
         To customers                                        $ 1,060,061    $   604,531
         To Banks                                            $   185,365    $   201,921
         To social security institutions                     $    18,475    $    37,032
         Taxes                                               $     9,546    $    30,679
         Others                                              $   216,996    $    37,678
         To third party                                      $       -      $ 1,544,522
    Accrued Liabilities and deferred income                  $    99,818    $    58,709


                          CONSOLIDATED BALANCE SHEET
                                 (Continued)
                           AMEUROTECH CORPORATION

                                                             Nine Months    December 31
                                                               ended           2000
                                                             Sept-30-01
                                                             ------------   -----------

    Advances - received on accounts                          $    10,624    $    10,819
    Accrued payroll and related costs                        $   129,523    $   164,232
                                                             -----------    -----------
              Total Current Liabilities                      $ 1,730,408    $ 2,690,123
                                                             -----------    -----------
LONG-TERM DEBT:

              To Banks                                       $   615,238    $   722,146
                                                             -----------    -----------
               Total Liability                               $ 2,345,646    $ 3,412,269
                                                             -----------    -----------
SHAREHOLDER EQUITY
    Common Stock:
    Shares issued                                                           $       -
    Capital in Excess of Par Value                                          $       -
    Discount on Common stock                                                $       -
    Deficit                                                                 $       -
    Preferred Stock
    Other reserves                                           $ 2,071,975    $       -
    Additional paid-in capital                               $ 3,590,268    $ 3,347,640
    Accumulated other comprehensive loss                     $(1,015,311)   $       -
    Profit (Loss)                                            $(1,111,283)   $(1,126,618)
                                                             -----------    -----------
              Total Shareholders' Equity                     $ 3,535,649    $ 2,221,022
                                                             -----------    -----------
TOTAL LIABILTITY AND SHAREHOLDERS EQUITY                     $ 5,881,295    $ 5,633,291
                                                             ===========    ===========


                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           AMEUROTECH CORPORATION

                                                  Nine months       December 31
                                                    ended               2001
                                                  Sept 30,01
                                                  -----------       ------------

REVENUES                                          $   924,409       $   678,141
COST OF REVENUES                                  $   545,757       $   633,097
                                                  -----------       -----------
        Gross Profit (Loss)                       $   378,652       $    45,044

OPERATING EXPENSES:
        Selling, General and administrative       $ 1,433,160       $   658,021
        Depreciation and Amortization             $   481,885       $   455,946
        Miscellaneus                              $    10,058       $       -
                                                  -----------       ------------------
                                                  $ 1,925,103       $ 1,113,967

OPERATING PROFIT (LOSS)                           $(1,546,451)      $(1,068,923)

INTEREST INCOME                                   $     4,222       $       529
INTEREST EXPENSE                                  $   (61,752)      $   (17,286)
OTHER COST                                        $       -         $   (40,938)

PROFIT (LOSS) from continuing operations          $(1,603,981)      $(1,126,618)
        BEFORE INCOME TAXES
INCOME TAXES                                      $   492,698       $       -

WRITE DOWN FROM INVESTMENTS                       $       -

FORGIVENESS OF DEBT                               $       -


LOSS (PROFIT) FROM CONITNUING OPERATIONS          $(1,111,283)      $(1,126,618)

NET PROFIT (LOSS)                                 $(1,111,283)      $(1,126,618)

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

The company during the interim period has decided to move its main business office to Florida. Since May 01, 2001 the company is operative in Florida at 75 NE 6th Avenue, Suite 101, Delray Beach, FL 33483. The Company has hired experienced professionals within the amusement industry to create the market for its products within North and South America. The reason for the new location is due to the fact that the company is manufacturing good products both for North and South America. The Company has decided to put for test with the major amusement American distributors some of its products. The market requires that prior to any sale the product is tested and approved by the market. The philosophy that the Company is trying to introduce to the market is the combination of the high quality products at the right price. The Company is negotiating with the major American distributors exclusive agreements. The results of such future and potential agreements can be valued only after the test period. The Company is underlying that the test period for its products is needing a longer time than expected and therefore the company is not sure if it will have enough working capital to proceed with the operation. The Board of Directors is negotiating with banks and potential investors either to convert the current liabilities in medium long term liabilities or to receive further paid in capital. The results of the negotiation, at the time of this filings, are not confirmed yet.

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

The consistent application of accounting principles ensures the comparability of the company's financial statements drawn up in different fiscal years.
The transactions between the companies group have been eliminated. The Financial data of the Italian Subsidiary, whose accounting are in Euro, have been reported at the Euro/USD Interbank Exchange Rate as per September 30, 2001

Exceptions
----------

By way of derogation from the above, it has not been adopted any different valuation criteria from the above mentioned.

In particular, the following accounting policies have been applied:

Fixed assets
------------

Intangible assets
-----------------

These have been recorded at their historical purchase cost net of the relevant depreciation systematically calculated.

Start-up and expansion costs, research, development and advertising cost have been recorded as assets with the approval of the Board of Statutory Auditors and are depreciated over 5 years. The depreciation has been calculated for the interim period as 9/12 of the total year value

The goodwill, acquired for a consideration, has been recorded among the assets with the consent of the Board of Statutory Auditors at its purchase cost and is depreciated over 5 years starting from the purchasing day. The depreciation has been calculated for the interim period as 9/12 of the total year value

Industrial patent and intellectual property rights, concessions, licenses, trademarks and similar right are depreciated at an average annual rate of 20%. The depreciation has been calculated for the interim period as 6/12 of the total year value

Leasehold improvements have been depreciated at rates depending on the duration of the underlying agreement (10 years). The depreciation has been calculated for the interim period as 9/12 of the total year value.


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

The provision includes the total indemnities accrued for employees at the year- end net of any advances paid, and assuming termination of their employment relationship at such date.

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

Item 2. Management's Discussion and Analysis of Financial
Condition and Results
---------------------

1. ASSETS

a. FIXED ASSETS

They are reported at the their historical value minus their depreciation of the period considered

During the interim period considered, the company did not make further investment in tangible assets. The company has invested only in Research and development.


                                                          Nine months       December 31,
                                                               ended            2000
                                                            Sept-30-01
                                                          ------------    --------------

FIXED ASSETS
    Intangible Assets, net:
         Start up and expansions costs                    $      44,740   $       6,079
         Research, development and advertisement costs    $     383,553   $     272,221
         Industrial patent and intellectual property      $       2,084   $       2,612
         Goodwill                                         $   1,693,514   $   2,082,938
         Other intangible assets                          $      29,852   $       9,762
                                                          -------------   -------------
    Total Intangible Assets, net                          $   2,153,743   $   2,423,612

    Tangible Assets, net:
         Plant and machinery                              $     362,637   $     341,238
         Industrial and commercial equipment              $      46,886   $      75,286
         Other assets                                     $     201,159   $     200,643
         Work-in-progress and advances                    $       1,179   $       1,201
    Total Tangible Assets, net                            $     611,861   $     618,368
                                                          -------------   -------------
              Total Fixed Assets                          $   2,765,604   $   3,041,980


b. CURRENT ASSETS

1. Inventory

Inventories are stated at the lower of cost, determined on a first-in, first- out basis, or market. Cost elements included for work-in-process and finished goods include raw materials, direct labour and manufacturing overhead.

                                                             Nine months     December 31,
                                                                ended             2000
                                                              Sept-30-01
                                                             -----------     ------------

Inventory
    Raw Materials, subsidiary materials and consumables      $  1,348,992    $ 1,308,722
    Work in progress and semi-finished                       $    172,306    $   200,654
    Finished products and goods                              $    386,916    $    80,945
                                                             ------------    -----------
         Total Inventory                                     $  1,908,214    $ 1,590,321


2. Accounts receivable

The account receivable are composed of calculated at the fair possible cashable value.

                                                       Nine months    December 31,
                                                          ended          2000
                                                       Sept-30-01
                                                    --------------   --------------
Accounts receivable from customers                  $    213,195     $    724,063
         from third party                           $    983,354     $    247,308



2. LIABILITY

a. CURRENT LIABILITY

The current liability has been decreased since the end of the fiscal year
2000.

                                                       Nine months      December 31,
                                                          ended            2000
                                                       Sept-30-01
                                                      ------------     -------------
CURRENT LIABILITY:
    Account payable:
         To customers                                 $  1,060,061     $    604,531
         To Banks                                     $    185,365     $    201,921
         To social security institutions              $     18,475     $     37,032
         Taxes                                        $      9,546     $     30,679
         Others                                       $    216,996     $     37,678
         To third party                               $        -       $  1,544,522
    Accrued Liabilities and deferred income           $     99,818     $     58,709
    Advances - received on accounts                   $     10,624     $     10,819
    Accrued payroll and related costs                 $    129,523     $    164,232
                                                      ------------     ------------
              Total Current Liabilities               $  1,730,408     $  2,690,123



b. LONG TERM DEBT

The long term debt is the quota still outstanding related to the 5 years loan payable quarterly financed on November 2000.

                                        Nine months     December 31
                                           ended            2000
                                         Sept 30,01
                                        ------------    ------------
LONG-TERM DEBT:
                To Banks                $    615.238    $    722.146


c. SHAREHOLDER EQUITY

The company is presenting an increment of the shareholder equity due to the saving on taxes of the subsidiary and the increment of the Paid In Capital and reserves. The paid in capital and reserves have been used to provide working capital to the company . The exchange rate Euro/USD has influence in the shareholder equity.


                                             Nine Months     December 31,
                                                ended           2000
                                             Sept-30-01
                                             -----------     ------------

SHAREHOLDER EQUITY
    Common Stock:
    Shares issued                                            $       -
    Capital in Excess of Par Value                           $       -
    Discount on Common stock                                 $       -
    Deficit                                                  $       -
    Preferred Stock
    Other reserves                           $ 2,071,975     $       -
    Additional paid-in capital               $ 3,590,268     $ 3,347,640
    Accumulated other comprehensive loss     $(1,015,311)    $       -
    Profit (Loss)                            $(1,111,283)    $(1,126,618)
                                             -----------     -----------
            Total Shareholders' Equity       $ 3,535,649     $ 2,221,022
                                             -----------     -----------
TOTAL LIABILTITY AND SHAREHOLDERS EQUITY     $ 5,881,295     $ 5,633,291
                                             ===========     ===========


3. REVENUE

The company has good contracts but because of the difficulty to have working capital could not deliver all the products ordered and therefore the revenue did not increase as it could.

                                         Nine months     December 31,
                                            ended           2001
                                         Sept 30, 01
                                         ------------    ------------

REVENUES                                 $    924,409    $    678,141
COST OF REVENUES                         $    545,757    $    633,097
                                         ------------    ------------
        Gross Profit (Loss)              $    378,652    $     45,044


4. EXPENSES

The operating expenses include the personnel costs, wages, salaries and general expenses. The company has the benefit of an income tax due to previous fiscal year.

                                                 Nine months     December 31,
                                                    ended            2001
                                                 Sept 30, 01
                                                 -----------     ------------
OPERATING EXPENSES:
    Selling, General and administrative          $ 1,433,160     $   658,021
    Depreciation and Amortization                $   481,885     $   455,946
    Miscellaneus                                 $    10,058     $       -
                                                 $ 1,925,103     $ 1,113,967

OPERATING PROFIT (LOSS)                          $(1,546,451)    $(1,068,923)

INTEREST INCOME                                  $     4,222     $       529
INTEREST EXPENSE                                 $   (61,752)    $   (17,286)
OTHER COST                                       $       -       $   (40,938)

PROFIT (LOSS) from continuing operations         $(1,603,981)    $(1,126,618)
	BEFORE INCOME TAXES
INCOME TAXES                                     $   492,698     $       -

WRITE DOWN FROM INVESTMENTS                                      $       -

FORGIVENESS OF DEBT                                              $       -


LOSS (PROFIT) FROM CONITNUING OPERATIONS         $(1,111,283)    $(1,126,618)

NET PROFIT (LOSS)                                $(1,111,283)    $(1,126,618)


The company is presenting a loss for the period of 1,111,283 USD.

EURO CURRENCY CONVERSION

The company's AmEurotech s.r.l. subsidiary is using Italian Lira as its functional currency. The exchange rate between Euro and ITL is fixed since January 1999. The new Euro coins and bills will become the official currency on January 2002. The Euro/USD conversion has a material impact on this balance sheet and financial statements because most of the operations of the company are done in ITL/EURO.
--------------------------------------------------------------------------

ITEM 3. MARKET RISK

There have been no material changes in market risk since the prior fiscal year end.

                                  PART II
                                  -------

ITEM 1 LEGAL PROCEEDINGS

The Company does not have any legal proceedings. The subsidiary has received at the date of the filings some advice for potential legal proceedings due to the fact that some suppliers have not been paid on time as per agreements. The subsidiary is negotiating the solution with the suppliers.

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